Form 10KSB
period 2001-12-31
MED X SYSTEMS INC
filed 2002-04-15
CIK 1145420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549




                                   FORM 10-KSB

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001

                        Commission File Number:  0-33107


                               MED-X SYSTEMS, INC.



              TEXAS                                    76-0238783
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                                C/O Louis G. Mehr
                                1907 Tarpley Ct.
                                Katy, Texas 77493
                            Telephone: (281) 347-1221


Securities  registered  under Section 12(g) of the Act:     Common Stock,
                                                            no par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such filing requirements for the past 90 days.   [X] Yes    [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year.          $  0
                                                                          ------

The aggregate market value of the voting common stock held by non-affiliates on March 15, 2002, based upon average bid and asked price of the common stock as reported by the National Quotation Bureau, Inc. for such date, was approximately $ N/A.

The number of shares outstanding of each of issuer's classes of common equity, as of March 15, 2002 is 596,469 shares of no par value voting common stock.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

Overview

Med-X Systems, Inc. is one of four wholly owned subsidiaries of Unicorp, Inc. ("Unicorp"), a Nevada Corporation subject to the periodic reporting requirements of the Securities Exchange Act of 1934. We were incorporated in the State of Texas on December 21, 1987 to engage in the business of the management and processing of insurance claims for the medical profession. Unicorp acquired 100% of our outstanding capital stock on July 31, 1988. We ceased active business operations and liquidated our operating assets in 1989 and we have not conducted material business operations since that time. Since 1992 our activities have consisted primarily of maintaining our corporate status through filing franchise tax returns and paying franchise taxes. We currently have no assets. We have no full-time employees and own no real estate.

Unicorp, Inc. is a "blank check" or "shell" company whose current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. In order to facilitate a potential merger for Unicorp and to try to create multiple acquisition opportunities for its shareholders, in 2001 Unicorp undertook distributing all of the shares it owns in its wholly owned subsidiaries, Texas-Nevada Oil & Gas Co. ("Texas-Nevada"); Marcap International, Inc. (formerly Martex Trading Co., Inc.) ("Marcap"); Med-X Systems, Inc. ("Med-X"); The Laissez-Faire Group, Inc. ("Laissez-Faire")and all of our 8.7% interest in AZ Capital, Inc. ("AZ Capital") in a pro rata distribution to Unicorp shareholders (the "Spin-offs"). Each of these companies was a "blank check" or "shell" company without an identified acquisition candidate or active business.

Pursuant to that plan, on August 17, 2001 we voluntarily filed a Form 10-SB to register the distribution of our shares to the Unicorp shareholders in compliance with Corporate Finance Staff Legal Bulletin No. 4 dated September 16, 1997 issued by the Division of Corporate Finance of the SEC ("Bulletin No. 4") regarding spin-offs. The filing incorporated an information statement for distribution to the Unicorp shareholders providing information concerning the spin-off. Because at the time of filing we had no active business nor business plan other than to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value, we were a "blank check" or "shell" company. The SEC staff has taken the position that a "blank check" company is not entitled to rely upon Bulletin No. 4 for registering spin-offs on Form 10-SB. That position would require that our Spin-off be registered on Form SB-2. Although we disagree with the SEC staff position, we intend to conduct the Spin-off in a manner acceptable to the SEC staff. As a result of filing the registration statement, we are obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements.

Plan of Operation

At the end of our fiscal year ending December 31, 2001, we identified a business opportunity that we plan to pursue with an unrelated private company ("Target") and we intend to negotiate a preliminary agreement concerning an acquisition.

As of March 15, 2002, we have not as yet entered into a preliminary agreement or definitive Plan and Agreement of Merger ("Merger Agreement") and there is no assurance that we will be able to enter into a Merger Agreement or consummate a merger pursuant to a Merger Agreement.

We believe that upon identification of a specific acquisition target we will no longer be a "blank check" company. Our plan is to maintain the currency of our Exchange Act reporting obligations, enter into a preliminary agreement and thereafter a definitive Merger agreement and to amend our Form 10-SB to incorporate information about the Targets in compliance with Bulletin No. 4.

Our management believes that the merger will enable Med-X's stockholders to realize an increase in the value of their original investment in Unicorp, Inc. due to the Target's ongoing business activities. Over the last several years, there has been very little business activity in Unicorp, Inc. and no business activity with respect to Med-X, despite attempts to generate significant opportunities for both companies. The management of both Unicorp and Med-X concluded that a merger with a private operating company provided the best prospect to establish value for their stockholders.

Unicorp's distribution of our shares to its stockholders should provide the basis for the creation of a public market for the common stock of the post-merger combined company. We believe the existence of such a public market will facilitate the raising of expansion funds for the Target. We give no assurance that such will occur.

BUSINESS

GENERAL

Med-X is a developmental company with no significant assets. Our only activities over the past five years have been organizational ones, directed at maintaining our corporate existence and developing our business plan. Med-X has not conducted any commercial operations since 1991 and have had no revenues since 1991. We have no full-time employees and own no real estate.

We elected to file a Form 10-SB registration statement on a voluntary basis in order to become a reporting company under the Securities Exchange Act of 1934. We were a "blind pool" or "blank check" company, whose business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance stockholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time we have not reached any agreement or definitive understanding with any person concerning an acquisition. Our officers, directors and non-management principal stockholders named herein, have numerous contacts within the field of corporate finance. As a result, they have had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition with a blind pool or blank check company. However, none of these preliminary contacts or discussions involved the possibility of a merger or acquisition transaction with us.

It is anticipated that our sole director and officers, and non-management stockholders and advisors named herein will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the our existence and to determine if any companies or businesses they represent have a general interest in considering a merger or acquisition with a blind pool or blank check entity. We have identified a business opportunity that we plan to pursue with an unrelated private company ("Target") and we intend to negotiate a preliminary agreement concerning an acquisition. However, no assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See "Investigation and Selection of Business Opportunities"). We anticipates that the business opportunities presented to us will (i) either be in the process of formation, or be recently organized with limited operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Given the above factors, stockholders should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of the registration of our securities, any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Spin-off Company would either be issued by us or be purchased from our current principal stockholders by the acquiring entity or its affiliates. If stock is purchased from the current stockholders, the transaction is very likely to be a private transaction rather than a public distribution of securities, but is also likely to result in substantial gains to the current stockholders relative to their purchase price for such stock. In our judgment, none of our officers and directors would thereby become an "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933, as amended, as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain of our principal stockholders could occur at a time when our other stockholders remain subject to restrictions on the transfer of their shares.

Depending upon the nature of the transaction, our current sole director and officers may resign his management positions in connection with a change in control of Med-X or its acquisition of a business opportunity (See "Form of Acquisition" below, and "Risk Factors - The Company - Lack of Continuity in Management"). In the event of such a resignation, our current management would not have any control over the conduct of our business following the change in control or our combination with a business opportunity.

It is anticipated that business opportunities will come to our attention from various sources, including our sole director and officers, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of us and our stockholders, we are in general permitted by Texas law to enter into such a transaction if:

     (1) The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

     (2) The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or

     (3) The contract or transaction is fair as to the company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION  AND  SELECTION  OF  BUSINESS  OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because management in many instances will not have proven its abilities or effectiveness, the eventual market for the products or services of the business opportunity will likely not be established, and the business opportunity may not be profitable when acquired.

It is anticipated that Med-X will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our stockholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the our securities should not anticipate that the we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of our officers and sole director, none of whom are professional business analysts (See "Management"). Although there are no current plans to do so, we might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipates that we will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission (See "Risk Factors - The
Company  -  Regulation  of  Penny  Stocks").

     (4) Capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (5)     The extent to which  the  business  opportunity  can  be  advanced;

     (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

     (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that we (i) have net tangible assets of at least $4,000,000, or a market capitalization of $50,000,000, or net income of not less than $750,000 in its latest fiscal year or in two of the last three fiscal years; (ii) have a public float (i.e. shares that are not held by any officer, director or 10% stockholder) of at least 1,000,000 shares; (iii) have a minimum bid price of at least $4.00; (iv) have at least 300 round lot stockholders (i.e. stockholders who own not less than 100 shares); and (v) have an operating history of at least one year or a market capitalization of at least $50,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of our investigation, our executive officers and sole director may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

We believe that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

FORM  OF  ACQUISITION

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of Med-X and the promoters of the opportunity and, upon the basis of that review and our relative negotiating strength with such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing director may resign and new directors may be appointed without any vote by stockholders.

It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of our shares representing a controlling interest by the current officers, directors and principal stockholders. (See "Description of Business - General").

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, we anticipate that we, and/or our principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

INVESTMENT  COMPANY  ACT  AND  OTHER  REGULATIONS

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, our stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If we elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a public distribution by persons other than the issuer, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by us may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

COMPETITION

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities may have significantly greater experience, resources and managerial capabilities than us and in that event, will be in a better position than us to obtain access to attractive business opportunities. We also will experience competition from other public "blind pool" companies, many of which may have more funds available than we have available, and from other blind pool companies that may be formed by our management or by other subsidiaries of Unicorp (See "Item 5. Directors, Executive Officers, Promoters and Control Persons - Other Blind Pool Activities").

ADMINISTRATIVE  OFFICES

We currently maintain a mailing address at 1907 Tarpley Ct., Katy, Texas 77493 which is the residence of our president, Louis G. Mehr. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

EMPLOYEES

We are in the development stage and currently have no employees. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

RISK  FACTORS

     1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Conflicts of Interest."

          It is anticipated that our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our officers may consider their own personal pecuniary benefit rather than the best interests of our other shareholders, and our other shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

     2. Need For Additional Financing. Need For Additional Financing. Currently, we have no revenue to cover our ongoing SEC compliance expenses and our general operating costs. Therefore, our audited financial statements include an auditor's report containing a statement regarding an uncertainty about our ability to continue as a going concern. Our ability to continue our existence is dependent on the willingness and ability of Equitable Assets Incorporated, our majority shareholder, to continue funding our operations and our ability to obtain additional sources of financing. As of the date of this report, we believe that our relationship with Equitable is stable and we have no reason to doubt the willingness of that entity to continue providing additional funding. However, if Equitable discontinues funding our operations and we are unable to obtain alternative financing when needed on acceptable terms, if at all, we may be unable to continue our operations.

          We have very limited funds, and such funds may not be adequate to take advantage of any available business opportunities for us to effect a business combination. Even if our funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. Our ultimate success may depend upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with its modest capital.

     3. Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of our shareholders to sell their securities in any market that might develop therefore.

          In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell these securities in any market that might develop for them.

          Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

     4. Lack of Recent Operating History. Although we were formed in 1987, and conducted active business operations until 1991, we have been inactive since 1992 and currently exist for the purpose of seeking a business opportunity. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, we must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

     5. No Assurance of Success or Profitability. There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that we will generate revenues or profits, or that the market price of our Common Stock will be increased thereby.

     6. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that we may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. A shareholder can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to us and our stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

     7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

     8. Impracticability of Exhaustive Investigation. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

     9. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify its acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

     10. Possible Reliance upon Unaudited Financial Statements. We will generally require audited financial statements from any business that it proposes to acquire. No assurance can be given, however, that audited financials will be available to us. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that we, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for us or the holders of our securities.

          Moreover, we will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information, including audited financial statements, for any existing business we may acquire. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by us to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should we, during the time we remain subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, we would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against us and our management. The legal and other costs of defending a Commission enforcement action are likely to have material, adverse consequences for us and our business. The imposition of administrative sanctions would subject us to further adverse consequences.

          In addition, the lack of audited financial statements would prevent our securities from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the National Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the our securities. Without audited financial statements, we would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and our ability to raise capital would be significantly limited until such financial statements were to become available.

We wish to caution the reader that there are many uncertainties and unknown factors which could affect our ability to carry out our business plan in the manner described herein.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

We currently maintain a mailing address at 1907 Tarpley Ct., Katy, Texas 77493, which is the residence of our president. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein. Our telephone number is (281) 347-1221.

We currently have no investments in real estate, real estate mortgages, or real estate securities, and do not anticipate making any such investments in the future. However, our policy with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM  3.     LEGAL  PROCEEDINGS.

We are not a party to any pending legal proceedings, and no other such proceedings are known to be contemplated.

Except as noted above, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of securities holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

As of December 31, 2001 we had 596,469 shares of common stock issued and outstanding all held by our parent Unicorp. At present, there is no public trading market for our common stock. We have not declared any dividend and do not intend to do so. In the event that Unicorp is successful in distributing all of our stock to its shareholders, we will have 596,569 shares outstanding held by 995 shareholders all of whom would hold at least 100 shares. We have no outstanding options or warrants.

Common  Stock

We are authorized to issue 200,000,000 shares of no par value Common Stock and each record holder is entitled to one vote for each share held on all matters properly submitted to the shareholders for their vote. Election of Directors is by plurality of the votes cast s. In all other matters, the action are approved if the number of votes cast in favor of the action exceed the number of votes cast in opposition to the action.

Holders of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares will be when issued, duly authorized, validly issued, fully paid, and nonassessable. To the extent that additional shares of the our Common Stock are issued, the relative interests of then existing shareholders may be diluted.

Dissenter's rights. Under current Texas law, a shareholder is afforded dissenters' rights which if properly exercised may require the corporation to repurchase its shares. Dissenters' rights commonly arise in extraordinary transactions such as mergers, consolidations, reorganizations, substantial asset sales, liquidating distributions, and certain amendments to the company's certificate of incorporation.

Preferred  Stock

We are authorized to issue 50,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time by the directors as shares of one or more series. The description of shares of each series of preferred stock, including any preferences, conversion and other rights, voting powers, and conditions of redemption must be set forth in resolutions adopted by the directors. We have no shares of Preferred Stock issued and outstanding.

Our Transfer Agent is Atlas Stock Transfer Corporation, 5899 South State Street, Salt Lake City, Utah 84107, (801) 266-7151, fax (801) 262-0907.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

We remain in the development stage. Since inception of the development stage (January 1, 1999), we have received no cash revenues and acquired no assets. For the fiscal year ending December 31, 2001, we have received no cash proceeds and acquired no assets. The Company's balance sheet for the fiscal year ended December 31, 2001, reflects a current asset value of $0 and current liabilities of $0, and no deficit.

Results  of  Operations

During the period from January 1, 1999 (inception) through December 31, 2001, we engaged in no significant operations and incurred no liability with respect to organizational activities, compliance with our periodical reporting requirements under the Securities Exchange Act of 1934, as amended, or efforts to locate a suitable merger or acquisition candidate. No revenues were received by us during this period.

For the fiscal year ending December 31, 2002, we do not anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934 nor expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan  of  Operations  and  Need  for  Additional  Financing

During the fiscal year ending December 31, 2002, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to complete our spin-off from Unicorp. We also plan to file all required periodical reports and to maintain our status as a fully-reporting company under the Securities Exchange Act of 1934. In order to proceed with our plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs we may incur in seeking business opportunities.

No specific commitments to provide additional funds have been made by management or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to allow us to cover our expenses. Notwithstanding the foregoing, to the extent that additional funds are required, we anticipate receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

We may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to our policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM  7.     FINANCIAL  STATEMENTS.

See  following  pages.

                               MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   __________



                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                for the year ended December 31, 2001, and for the
        period from inception of the development stage, January 1, 1999, to December 31, 2001

                              MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   __________


                                                                         PAGE(S)
                                                                         -------

Report of Independent Accountants                                           1

Balance Sheet as of December 31, 2001                                       2

Statements of Operations for the years ended
  December 31, 2001 and 2000, and for the period
  from inception of the development stage,
  January 1, 1999, to December 31, 2001                                     3

Statements of Stockholder's Equity for the years
  ended December 31, 2001 and 2000, and for the
  period from inception of the development stage,
  January 1, 1999, to December 31, 2001                                     4

Statements of Cash Flows for the years ended
  December 31, 2001 and 2000, and for the period
  from inception of the development stage,
  January 1, 1999, to December 31, 2001                                     5

Notes to Financial Statements                                              6-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board  of  Directors  and  Stockholder
Med-X  Systems,  Inc.


We have audited the accompanying balance sheet of Med-X Systems, Inc. (a corporation in the development stage) as of December 31, 2001 and the related statements of operations, stockholder's equity and cash flows for the two years in the period then ended and for the period from inception of the development stage, January 1, 1999, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Med-X Systems, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the two years in the period then ended and for the period from inception of the development stage, January 1, 1999, to December 31, 2001, in conformity with generally accepted accounting principles.


                                           /s/ Ham, Langston & Brezina, L.L.P.


Houston,  Texas
March  29,  2002

                              MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                   __________

     ASSETS
     ------

Current assets                                              $   -
                                                            ------

    Total assets                                            $   -
                                                            ======


LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

Current liabilities                                         $   -
                                                            ------

    Total liabilities                                           -
                                                            ------

Commitments and contingencies

Stockholder's equity:
  Preferred stock:  no par value; 50,000,000
    shares authorized                                           -
  Common stock:  no par value; 200,000,000
    shares authorized; 596,469 shares issued and
    outstanding                                             1,000
  Losses accumulated during the development stage          (1,000)
                                                           -------

    Total stockholder's equity                                  -
                                                            ------

      Total liabilities and stockholder's
        equity                                              $   -
                                                            ======


   The accompanying notes are an integral part of these financial statements.

                              MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS

                                   __________

                                                                              INCEPTION,
                                                                              JANUARY 1,
                                                 YEAR ENDED DECEMBER 31,       1999, TO
                                               ----------------------------   DECEMBER 31,
                                                   2001           2000            2001
                                               -------------  -------------  --------------

General and administrative expense             $           -  $           -  $       1,000
                                               -------------  -------------  --------------

Net loss                                       $           -  $           -  $      (1,000)
                                               =============  =============  ==============

Basic and dilutive net loss per common share   $        0.00  $        0.00
                                               =============  =============

Weighted average common shares outstanding
  (basic and dilutive)                               596,469        596,469
                                               =============  =============


   The accompanying notes are an integral part of these financial statements.

                              MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENTS OF STOCKHOLDER'S EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, AND FOR
              THE PERIOD FROM INCEPTION OF THE DEVELOPMENT STAGE,
                      JANUARY 1, 1999, TO DECEMBER 31, 2001

                                   __________

                                                            LOSSES
                                                          ACCUMULATED
                                                          DURING  THE
                                        COMMON STOCK      DEVELOPMENT
                                       SHARES   AMOUNT       STAGE       TOTAL
                                       -------  -------  -------------  --------
Balance at inception, January 1, 1999        -  $     -  $          -   $     -

Organizational services performed by
  the Parent considered effective
  January 1, 1999                      596,469    1,000             -     1,000

Net loss                                     -        -        (1,000)   (1,000)
                                       -------  -------  -------------  --------

Balance at December 31, 1999           596,469    1,000        (1,000)        -

Net loss                                     -        -             -         -
                                       -------  -------  -------------  --------

Balance at December 31, 2000           596,469    1,000        (1,000)        -

Net loss                                     -        -             -         -
                                       -------  -------  -------------  --------

Balance at December 31, 2001           596,469  $ 1,000  $     (1,000)  $     -
                                       =======  =======  =============  ========


   The accompanying notes are an integral part of these financial statements.

                                   MED-X SYSTEMS, INC.
                         (A CORPORATION IN THE DEVELOPMENT STAGE)
                                 STATEMENTS OF CASH FLOWS

                                        __________

                                                                                   INCEPTION,
                                                                                   JANUARY 1,
                                                     YEAR ENDED DECEMBER 31,       1999,  TO
                                                   ----------------------------   DECEMBER 31,
                                                       2001            2000           2001
                                                   -------------  -------------  --------------
Cash flows from operating activities:
  Net loss                                         $           -  $           -  $      (1,000)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Common stock issued for services                           -              -          1,000
                                                   -------------  -------------  --------------

        Net cash provided by operating activities
          and net increase in cash and cash
          equivalents                                          -              -              -

Cash and cash equivalents, beginning of year                   -              -              -
                                                   -------------  -------------  --------------

Cash and cash equivalents, end of year             $           -  $           -  $           -
                                                   =============  =============  ==============


   The accompanying notes are an integral part of these financial statements.

                               MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                   __________

1.   DESCRIPTION  OF  BUSINESS
     -------------------------

     Med-X Systems, Inc. was incorporated in the State of Texas on December 21, 1987 to engage in the business of the management and processing of insurance claims for the medical profession. UNICORP acquired 100% of the outstanding capital stock of Med-X on July 31, 1988. The Company ceased active business operations, liquidated its operating assets in 1989 and had no material business operations since that time. The Company is now considered a development stage enterprise because it has not yet commenced new commercial operations and because its current efforts are focused almost entirely on corporate structure and capital raising activities.

     The date of inception of the development stage of the Company for purposes of financial reporting is considered to be January 1, 1999, because on or about that date management began planning future activities for the dormant Company. Accordingly, in accordance with Statement of Financial Accounting Standards #1, Accounting and Reporting by Development Stage Enterprises,
                     ----------------------------------------------------------
     the accompanying financial statements include cumulative amounts from January 1, 1999, the inception of the development stage.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

     Cash and cash equivalents include all cash balances and any highly liquid short-term investments with an original maturity of three months or less.

     INCOME  TAXES
     -------------

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

     Basic and dilutive net loss per common share for the years ended December 31, 2001 and 2000 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

     ESTIMATES
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                    Continued

                              MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                   __________


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

     Recently  Issued  Accounting  Pronouncements
     --------------------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disagregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 141 and SFAS No. 142 is not expected to have any impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have any impact on the Company's results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.


                                    Continued

                              MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

                                   __________

3.   INCOME  TAXES
     -------------

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 2001 are as follows:

  Net operating loss carryforward    $     150
                                     ----------

    Total gross deferred tax assets        150

  Less valuation allowance                (150)
                                     ----------

  Net deferred tax assets            $       -
                                     ==========

4.   STOCKHOLDERS'  EQUITY
     ---------------------

     On June 19, 2001, the Company amended its articles of incorporation to increase its authorized shares from 10,000,000 to 250,000,000 and create two classes of stock, as follows:

     - 50,000,000 shares of no par value serial preferred stock for which the Company's board of directors may set the relative rights, preferences, qualifications, limitations and restrictions.

     -    200,000,000  of  no  par  value  common  stock.

     Concurrent with the increase in authorized shares, the Company authorized a 596,469 for 37,500 forward split of the Company's common stock, which increased the Company's issued and outstanding shares to 596,469. This stock split has been reflected in these financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts have been restated to reflect this stock split on a retroactive basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements with Ham, Langston & Brezina, L.L.P., Houston, Texas our independent accountants and they have not resigned, been dismissed or declined to stand for re-election.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

NAME            AGE               POSITION               POSITION HELD SINCE
--------------  ---  ----------------------------------  -------------------

Louis G.  Mehr   69  President, Director                 March, 2000
John Marrou      61  Secretary, Chief Financial Officer  March, 2000

The director named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers will devote their time to our affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical  Information

LOUIS MEHR, President and sole director, received his L.L.B. from the South Texas College of Law in 1962. Mr. Mehr has been retired from the practice of law for over five years and is not currently licensed to practice law. In addition to serving as the sole director and executive officer of Unicorp, Mr. Mehr is also currently president and sole director of Marcap International, Inc.(formerly Martex Trading Co., Inc.); Med-X Systems, Inc.; The Laissez-Faire Group, Inc.; and AZ Capital, Inc. Marcap, Med-X, and Laissez-Faire are currently 100% owned subsidiaries of Unicorp and Unicorp owns approximately 8.7% of the outstanding stock of AZ Capital, all of which are "blank check" or "shell" companies whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for its shareholders. Mr. Mehr also serves as president and a director of Texas Arizona Mining Company; Equitable Assets Incorporated; and LGM Capital, Inc., all private companies. None of the above companies is currently engaged in the active conduct of business operations.

JOHN MARROU, Secretary and Chief Financial Officer. Mr. Marrou has been involved in the practice of accounting for the past thirty years, and for the past five years has been a self-employed accountant serving small businesses and individuals. He works on a professional fee contract basis and his practice includes issuing opinions on financial statements as a CPA to installing computerized systems , maintaining computerized business records, preparing individual and business tax returns, representation of clients before the Internal Revenue Service, and advising with respect to periodic filing requirements under the Exchange Act of 1934.

Our officers and directors may establish additional blind pool or blank check companies in the future. These blank check companies will be in competition with us for prospective companies to acquire.

Compliance  With  Section  16(a)  of  the  Exchange  Act.

Louis G. Mehr, our president and sole director, and John Marrou, our secretary, did not file Form 3's during the calendar year ending December 31, 2001. EquitableAssets Incorporated and Louis G. Mehr its owner, each holders of 474,589 shares or 79.6% of our common did not file Form 3's during the calendar year ending December 31, 2001. These filing deficiencies are bing corrected at the present time.

ITEM  10.     EXECUTIVE  COMPENSATION.

No officer or director received any remuneration from us during the fiscal year. Until we acquire additional capital, it is not intended that any officer or director will receive compensation from us other than reimbursement for out-of-pocket expenses incurred on our behalf. See "Certain Relationships and Related Transactions." We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of our most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of our outstanding Common Stock. Also included are the shares held by all executive officers and directors as a group.

                                 SHARES BENEFICIALLY OWNED
Beneficial Owner                 Number            Percent
----------------                ----------        --------

Unicorp, Inc.
1907 Tarpley Ct.
Katy, Texas 77493               596,469               100%

Equitable Assets Incorporated
Louis G. Mehr
1907 Tarpley Ct.
Katy, Texas 77493
                                474,589(1)           79.6%

Louis G.  Mehr (3)
1907 Tarpley Ct.
Katy, Texas 77493
                                474,589(2)           79.6%

All officers and directors
  as a group (2 persons)(3)     474,589(2)           79.6%

     (1) Unicorp, Inc. is our parent and holds 100% of our outstanding common stock.

     (2) Includes 474,589 shares held of record by Unicorp. Equitable Assets Incorporated("Equitable"), a Belize corporation, is the holder of record of 79.6% of the outstanding shares of Unicorp.

     (3) Includes 474,589 shares held of record by Equitable. Equitable was one hundred percent (100%) owned by the First Madison Trust("FMT"), a Belize personal trust. The settlor and beneficiary of the trust was John Avilez, a Belize citizen, who is now deceased. Mr. Avilez died on April 4, 2000. It is assumed that Mr. Avilez's estate succeeded as beneficiary of FMT. Mr. Avilez was a lawyer in Belize. As of March, 2002, Louis G. Mehr, our president, acquired control of Equitable. Mr. Mehr also serves as president of Unicorp and Equitable.

     (4)  The  person  listed  is  an  officer,  a  director, or both, of Med-X.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Indemnification  of  Officers  and  Directors

We have agreed to indemnify our officers and directors to the maximum extent permitted or required under applicable law. Texas corporation law permits us to indemnify our directors and officers for liabilities for liabilities, costs and expenses that such persons may incur as a result of actions they may take in performing their duties as officers and directors. In order to be indemnified under Texas law, the person must have acted in good faith and in a manner he believed was in or not opposed to the company's best interests. In the case of any criminal proceeding, the person must not have reasonable cause to believe that his conduct was unlawful. In Texas, if a person is found by a court to be liable to the corporation, that court must approve any reimbursement of expenses to such person. The foregoing limitations do not, however, apply to the indemnity contracts to which all officers and directors are parties with the Company. Any amendment or repeal of the Company's Articles of Incorporation may not adversely affect the rights of any person entitled to indemnification for any event occurring prior to such amendment or repeal.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts  of  Interest

None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

Each of our officers and directors also are officers, directors, or both of several other development-stage corporation that are inactive and without significant assets or liabilities and whose current business plan is seeking to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for their shareholders. These companies may be in direct competition with us for available opportunities.

Our management and other principal shareholders intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors or affiliates which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to our officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, our officers, directors and affiliates may consider their own personal pecuniary benefit rather than our best interests and our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  List of Documents Filed with this Report.

          (1)  Financial  Statements  with  report of Independent
               Accountants  for  the year ended December 31, 2001
               and  for  the  period  from  inception  of  the
               development stage, January 1, 1999 to December 31,
               2001                                                         Page

                   Report  of  Ham,  Langston  &  Brezina,  LLC,
                   independent  accountants,  dated  March  29,
                   2002                                                        1

                   Balance Sheet as of December 31, 2001                       2

                   Statement  of  Operations  for  the  years  ended
                   December  31,  2001  and  2000, and for the period
                   from  inception  of the development stage, January
                   1,  1999,  to  December  31,  2001                          3

                   Statements  of  Stockholder's Equity (Deficit) for
                   the  years  ended  December 31, 2001 and 2000, and
                   for  the  period from inception of the development
                   stage,  January  1,  1999,  to December 31, 2001            4

                   Statements  of  Cash  Flows  for  the  years ended
                   December  31,  2001  and  2000, and for the period
                   from  inception  of the development stage, January
                   1,  1999,  to  December  31,  2001                          5

                   Notes to Financial Statements                             6-8


          Included  as  "ITEM  7.  FINANCIAL  STATEMENTS."  in  this  report.

All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

     (b)  The Exhibits listed below are filed as part of this Annual Report.

         EXHIBIT         DESCRIPTION
         NUMBER

           2.1* INFORMATION STATEMENT FILED described in Exhibit 2.1 to Form 10-SB filed August 17, 2001, Commission File No. 0-33107.

           3.1* AMENDED AND RESTATED ARTICLES OF INCORPORATION OF MED-X SYSTEMS, INC. filed on June 19, 2001with the Secretary of State of Texas, described in Exhibit 3.1 to Form 10-SB filed August 17, 2001, Commission File No. 0-33107.

           3.2* AMENDED BYLAWS OF MED-X SYSTEMS, INC. DATED JUNE 18, 2001 DESCRIBED IN EXHIBIT 3.2 TO FORM 10-SB FILED August 17, 2001, Commission File No. 0-33107.

            *   incorporated  by  reference.

(c) Reports on Form 8-K filed by the Company during the last quarter of its fiscal year ending December 31, 2001:

     (1)  No  reports  on  Form  8-K  were  filed  for  the  period.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MED-X  SYSTEMS,  INC.


By:    /S/  LOUIS  G.  MEHR
       Louis  G.  Mehr,  President

Date:  April  10,  2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/  LOUIS  G.  MEHR

Louis G. Mehr, Principal Executive Office, Sole Director

Date:    April 10, 2002



/S/   JOHN  MARROU

John Marrou, Principal Financial Officer, CFO

Date:    April 10, 2002