Form 10QSB
period 2002-03-31
MED X SYSTEMS INC
filed 2002-05-17
CIK 1145420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     QUARTERLY REPORT UNDERSECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                   For the quarter period ended March 31, 2002

                         Commission File Number: 000-33107

                                  MED-X SYSTEMS, INC.

             TEXAS                                        76-0238783
 (State or other jurisdiction of            (I.R.S. Employer Identification No)
   incorporation or organization)



                                C/O Louis G. Mehr
                                1907 Tarpley Ct.
                               Katy   TX    77497
                                  281-347-1221
           (Address of principal executive offices and telephone no.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of each of issuer's classes of common equity, as of March 31, 2001 is 596,469 of $.001 par value voting common stock.

Not a Transitional Small Business Disclosure Format.

                                  INTRODUCTION

Med-X Systems, Inc. is a "blank check" or "shell" company whose current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.


                         PART 1 - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


     (a) The financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

     (b)

                                 MED-X SYSTEMS, INC.
                     (A CORPORATION IN THE DEVELOPMENT STAGE)
              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


Consolidated Condensed Balance Sheets as of March 31, 2002 (unaudited)

Unaudited Consolidated Condensed Statements of Operations for the three months ended March 31, 2002

Unaudited Consolidated Condensed Statement of Stockholders' Deficit for the three months ended March 31, 2002

Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31,

Notes to Unaudited Consolidated Condensed Financial Statements

                                 MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  March 31, 2002

                                    --------
     ASSETS

Current assets                                                      $         -
                                                                    ------------

     Total assets                                                             -
                                                                    ============


     LIABILITIES AND STOCKHOLDERS EQUITY

     Current liabilities:
        - -                                                         $         -
                                                                    ------------

          Total liabilities                                                   -
                                                                    ------------

Stockholders deficit:
  Preferred stock:  no par value:  50,000,000
       shares authorized
  Common stock:  no par value;  200,000,000
       Shares authorized;  1,000 shares issued and
       Outstanding                                                        1,000
  Losses accumulated during the development stage                        (1,000)
                                                                    ------------

     Total and stockholders deficit                                           -
                                                                    ------------
     Total liabilities and
      stockholders deficit                                          $         -
                                                                    ============

                                  MED-X SYSTEMS, INC
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATENENTS OF OPERATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


Income                                                              $         -

Expenses                                                                      -
                                                                    ------------

Net  Income  (Loss)                                                           -
                                                                    ============

Basic  and  dilutive  net  income  (loss)  per  common share        $         -
                                                                    ------------

Weighted  average  common  shares  outstanding                            1,000
                                                                    ------------

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                              MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                                    Losses
                                                                    During
                                               Coommon Shares     Development
                                              Shares    Amount      Stage
                                              -------  -------   ------------

Balance at
  December 31, 2001                            1,000  $  1,000  $    (1,000)

Net Income (Loss)                                  -         -            -

                                              -------  -------   -----------
Balance at
  March 31, 2002                               1,000  $ 1,000    $   (1,000)
                                              =======  =======   ===========

                                  MED-X SYSTEMS, INC
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


Cash  flows  from  operating  activities:

     Net  income (loss)                                              $       -

Cash  and  cash  equivalents,  beginning  of
  period                                                                     -
                                                                     ---------

Cash and cash equivalents, end of period                             $       -
                                                                     =========


    The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                  MED-X SYSTEMS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL INFORMATION AND DESCRIPTION OF BUSINESS

The unaudited consolidated condensed financial statements included herein Have been repared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Med-X systems, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of management, the unaudited consolidated condensed Financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.


2.   DESCRIPTION OF BUSINESS

Med-X Systems, Inc. is a wholly owned subsidiary of Unicorp, Inc., a Nevada corporation that is subject to the reporting requirements of the Securities Exchange Act of 1934.

The Company was originally incorporated on December 21, 1987, in the state of Texas to engage in processing of insurance claims for the medical profession. The Company was acquired by Unicorp, inc. in July 1988. It ceased operations in 1989. The Company is considered a development stage enterprise because it has not yet commenced, nor raised significant revenue from, new commercial operations and because its current efforts are focused almost entirely on maintenance of corporate status and capital raising activities.

     The date of inception of the development stage of the Company for purposes of financial reporting is considered to be January 1, 1998, because on that date management began planning future activities for the dormant Company. Accordingly, in accordance with Statement of Financial Accounting Standards #7, Accounting and Reporting by Development Stage Enterprises, the accompanying financial statements include cumulative amounts from January 1, 1998, the inception of the development stage.

3.   INCOME TAXES

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss remains at zero.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS PLAN OF OPERATIONS

We are a small business issuer that has not conducted business operations nor had revenues from operations in each of our last two fiscal years. We remain in the development stage and our business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.


The  Proposed  Spin-off

In January 2002, Equitable Assets, Inc, a 95% stockholder of Unicorp, Inc.; Unicorp, Inc., a 100% stockholder of Med-X Systems, Inc.; amd Med-X Systems, Inc. signed an agreement whereby Med-X Systems, Inc. would be merged with Biolynx, Inc. Biolynx, Inc. subsequently backed out of its position and in April 2002, Alexander & Wade, Inc., a San Diego company, signed an agreement to merge with Med-X Systems, Inc. That merger agreement is in progress.


NEED FOR ADDITIONAL CAPITAL OR FINANCING We believe that our existing capital will be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. We do not have capital sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Although Equitable Assets, our majority stockholder has committed to bear the expenses of securities compliance and the searches for suitable business combinations, there is no assurance that Equitable Assets will be able to provide the necessary resources when needed or for how long it will be able to meet that commitment. We may have to seek loans or equity placements to cover such cash needs. In the event we are not able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds we will ultimately be able to complete a business combination. Once a business combination is completed, our need for financing is likely to increase substantially. No commitments to additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.


PART II - OTHER INFORMATION

ITEM 6.   None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Med-X Systems, Inc.

By:   /S/  LOUIS G. MEHR

Louis G. Mehr, President

Date:  May 20, 2002