Form 10QSB
period 2002-06-30
MED X SYSTEMS INC
filed 2004-12-29
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                               MED-X SYSTEMS, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        76-0238783
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                      1301 Travis, #1200, Houston, TX 77002
                      --------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

       Class                    Shares Outstanding             Date
 Common, $.001 par value            596,469               November 30, 2004


                               MED-X SYSTEMS, INC.
                                      INDEX

                                                                                                 Page
                                                                                                Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2002 (unaudited) and
                  December 31, 2001 ..............................................................1

                  Unaudited Condensed Statements of Operations - For the three and six months ended June 30, 2002 and 2001 and for the period from
                  inception (January 1, 1999) to June 30, 2002....................................2

                  Unaudited Condensed Statements of Cash Flows - For the six months ended
                  June 30, 2002 and 2001 and for the period from inception (January 1, 1999)
                  to June 30, 2002  ..............................................................3

                  Notes to Unaudited Condensed Financial Statements...............................4

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations...................................................................5

         Item 3.  Controls and Procedures.........................................................5

PART II - OTHER INFORMATION.......................................................................5
         Item 1.  Legal Proceeding................................................................5
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................5
         Item 3.  Defaults Upon Senior Securities.................................................5
         Item 4.  Submission of Matters to a Vote of Security Holders.............................5
         Item 5.  Other Information...............................................................6

          Item 6. Exhibits and Reports on Form 8-K................................................6


SIGNATURES........................................................................................6



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                              June 30, 2002         December 31,
                                                                               (unaudited)              2001

Current Assets

      Cash                                                                   $            0      $               0
                                                                             ---------------     ------------------
      Total Current Assets                                                                0                      0
                                                                             ---------------     ------------------
Total Assets                                                                 $            0      $               0
                                                                             ================    ===================

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $         2,500     $                0
                                                                             ---------------     ------------------
Total Current Liabilities                                                              2,500                      0
                                                                             ---------------     ------------------
Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued                    -                      -
      and outstanding                                                                  1,000                  1,000

Additional paid-in Capital                                                                 -                      -

Deficit accumulated during development stage                                         (3,500)                (1,000)
                                                                             ---------------     ------------------
Total Stockholders' Deficit                                                          (2,500)                      0
                                                                             ----------------    -------------------

Total Liabilities & Stockholders' Deficit                                    $            0      $                0
                                                                             ================    ===================




     The accompanying notes are an integral part of the financial statements

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                           From Inception
                                For the Three Months Ended       For the Six Months      (January 1, 1999)
                                         June 30,                  Ended June 30,         Through June 30,

                                  2002            2001           2002          2001                2002


REVENUES                       $         0    $          0    $        0    $        0    $           0

EXPENSES
     Administrative
     Expenses                        2,500               0         2,500             0            3,500
                                -----------     -------------   ----------    -----------   -------------

       Total Expenses                2,500               0         2,500             0            3,500
                                -----------     -------------   ----------    -----------   -------------

NET LOSS                       $   (2,500)    $          0    $  (2,500)    $        0    $     (3,500)
                                ============    ==============  ===========   ===========   ==============

(LOSS) PER SHARE               $    (0.00)    $          0    $   (0.00)    $        0
                                ============    ==============  ===========   ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                        596,469          596,469      596,469       596,469
                                ============    ==============  ===========   ===========







     The accompanying notes are an integral part of the financial statements

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                         For the Six Months Ended          From Inception
                                                                 June 30,                 (January 1, 1999)
                                                                                               through

                                                            2002            2001            June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)
Adjustments to reconcile the net loss to cash used in   $    (2,500)     $        0      $     (3,500)
operating activities
Increase in accounts payable - Director
                                                               2,500              -              2,500


Net Cash Used By Operating Activities                              0              0            (1,000)
                                                           ----------      ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                             0              0              1,000
                                                           ----------      ---------        -----------
Net cash provided from financing activities                        0              0              1,000
                                                           ----------      ---------        -----------
Net increase (Decrease) in cash                                    0              0                  0

Cash at beginning of period                                        0              0                  0
                                                           ----------      ---------        -----------
Cash at end of period                                   $          0     $        0      $           0
                                                           ==========      =========        ===========




     The accompanying notes are an integral part of the financial statements

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                  June 30, 2002


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Result of Operations

     On August 17, 2001 to facilitate a spin-off of Med-X Systems, Inc. to its shareholders, Unicorp, Inc. the parent of Med-X Systems, Inc. caused Med-X Systems, Inc. to file a registration statement with United States Securities & Exchange Commission. This registration became effective on October 16, 2001. However, the spin-off of Med-X Systems, Inc. although approved in 2001, was not completed until the close of business on September 30, 2004. Under the terms of the spin-off, each shareholder of Unicorp, Inc. received, or is entitled to receive, one share of Med-X Systems, Inc. common stock for each share of common stock held of Unicorp, Inc.

     During the three and six months ended June 30, 2002 and 2001, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three and six month periods ended June 30, 2002 or 2001. The Company incurred no expenses during either the three months or six months ended June 30, 2001. For the three months and six months ended June 30, 2002, the Company incurred $2,500 of costs to bring their SEC filings current.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 2002, the Company had no current assets and $2,500 of current liabilities of as compared to no current assets and no current liabilities at December 31, 2001.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

     ITEM 3.      CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

                           None

b) Reports on Form 8-K

                           None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MED-X SYSTEMS, INC.


Date: December ____, 2004     By: /s/ Hank Vanderkam

                                   Hank Vanderkam
                                   Principal Executive  Officer
                                   and  Principal  Financial
Officer

                                 CERTIFICATIONS

I, Hank Vanderkam, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MED-X Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December ___, 2004

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MED-X Systems, Inc. on Form 10-QSB for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MED-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


December ___, 2004