Form 10KSB
period 2002-12-31
MED X SYSTEMS INC
filed 2004-12-29
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                               MED-X SYSTEMS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                            76-0238783
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                      1301 Travis, #1200, Houston, TX 77002
                    (Address of principal executive offices)

                                 (713) 547-8900
                           (Issuer's telephone number)

          Class              Shares Outstanding                Date
          -----              ------------------                ----
 Common, no par value              596,469                November 30, 2004

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes |X|    No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form10-KSB or any amendment to this Form 10-KSB. |_|

         The Issuer's revenues for the fiscal year ended December 31, 2002 were $0.

         The number of shares of the registrant's common stock, no par value per share , outstanding as of November 30, 2004 is 596,469.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

         Transition Small Business Disclosure Format:   Yes  [  ]   No  [ X ]



                               MED-X SYSTEMS, INC.
                                      INDEX

                                TABLE OF CONTENTS

                                                                                  Page

PART I

         ITEM 1.      BUSINESS...............................................        1
         ITEM 2.      DESCRIPTION OF PROPERTY................................        1
         ITEM 3.      LEGAL PROCEEDINGS......................................        1
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.......................................        1

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS............................        1
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                      OPERATION..............................................        2
         ITEM 7.      FINANCIAL STATEMENTS AND NOTES.........................        4
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE.................       10
         ITEM 8A.     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
                      FINANCIAL REPORTING....................................       10

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT......................       10
         ITEM 10.     EXECUTIVE COMPENSATION.................................       10
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT..................................       10
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........       11
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.......................       11
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.................       11


SIGNATURES            .......................................................       11

                                     PART I

ITEM 1.  BUSINESS

History and Development of the Company

Med-X Systems, Inc. (Med-X) was incorporated in the State of Texas on December 21, 1987 to engage in the business of the management and processing of insurance claims for the medical profession. Unicorp, Inc. acquired 100% of the outstanding capital stock of Med-X on July 31, 1988. The Company ceased active business operations and liquidated its operating assets in 1989. No material business operations have been conducted since that time. Since 1992, Med-X's activities have consisted primarily of maintaining its corporate status through filing franchise tax returns and paying franchise taxes. Med-X currently has no assets.

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

On May 2, 2002, Med-X redomiciled to Nevada.

Med-X is currently seeking to identify and complete a merger or acquisition with a private entity and commence business operations.

ITEM 2.  DESCRIPTION OF PROPERTY

Med-X does not currently own or operate any physical plants or other property. Med-X is provided administrative office space, at no cost, at 1301 Travis, Suite 1200, Houston, Texas 77002.

ITEM 3.  LEGAL PROCEEDINGS

As of November 30, 2004, we were not a party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At present, there is no public trading market for Med-X's common stock.

There are approximately 970 holders of record of Med-X common stock as of December 31, 2002 and 2001.

Med-X has not declared any dividend on common equity and does not intend to do so in the foreseeable future.

Med-X has not sold securities within the past three years.

ITEM 6.           MANAGEMENTS DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires the use of estimates on the part of management. Management's discussion and analysis of results of operations and financial condition are based upon the Company's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


PLAN OF OPERATION

During the years ended December 31, 2002 and 2001, the Company had no operations other than the search for a business to acquire or with which to combine.


The Company reported no revenues for either of the years ended December 31, 2002 or 2001. The Company incurred no expenses during the year ended December 31, 2001 but incurred $7,500 of expenses during the year ended December 31, 2002. All of these expenses were incurred to bring the Company's SEC filings current. If the Company is unable to continue to obtain loans from stockholders or sell stock it will be unable to meet the Company's cash requirements and unable to continue as a going concern.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had $0 of current assets and $7,500 of current liabilities of as compared to no current assets and no current liabilities at December 31, 2001.

Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge.

OFF-BALANCE SHEET ARRANGEMENTS


As of November 30, 2004 we did not participate and were not a party to any agreement to participate in any off-balance sheet arrangements.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Med-X Systems, Inc.

We have audited the accompanying balance sheet of Med-X Systems, Inc. (the "Company") (a corporation in the development stage), as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the period from January 1, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001 were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001, reflect no revenues and a net loss of $1,000 of the related totals. Our opinion insofar as it relates to the amounts included for such a prior period, is based solely on the report of other such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Med-X Systems, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for the year then ended and the period from January 1, 1999 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Leger & Co. L.L.P.

December 7, 2004
Houston, Texas

ITEM 7.  FINANCIAL STATEMENTS


                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets

                                                                              December 31,          December 31,
                                                                                  2002                  2001
                                                                              -------------         -------------


Current Assets

      Cash                                                                   $            0      $           0
                                                                                ------------       ------------
      Total Current Assets                                                                0                  0
                                                                                ------------       ------------
Total Assets                                                                 $            0      $           0
                                                                                ============       ============
                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $         7,500     $            0
                                                                                ------------       ------------
Total Current Liabilities                                                              7,500                  0
                                                                                ------------       ------------
Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued                    -                  -
      and outstanding                                                                  1,000              1,000

Additional paid-in Capital                                                                 -                  -

Deficit accumulated during development stage                                         (8,500)            (1,000)
                                                                                ------------       ------------
Total Stockholders' Deficit                                                          (7,500)                  0
                                                                                ------------       ------------
Total Liabilities & Stockholders' Deficit                                    $            0      $            0
                                                                                ============       ============

              The accompanying notes are an integral part of these
                             financial statements.

                             MED-X SYSTEMS USA, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                               From Inception
                               For the Year Ended December   (January 1, 1999)
                                           31,              Through December 31,

                                  2002            2001                  2002
                                 ------          ------                ------

REVENUES                       $         0    $          0     $             0
                               -----------    ------------     ---------------

EXPENSES
     Administrative
     Expenses                        7,500               0               8,500
                               -----------    ------------     ---------------


       Total Expenses                7,500               0               8,500
                               -----------    ------------     ---------------

NET LOSS                       $   (7,500)    $          0     $       (8,500)
                               ===========    ============     ===============
(LOSS) PER SHARE               $    (0.01)    $          0
                               ===========    ============
WEIGHTED AVERAGE SHARES
OUTSTANDING                        596,469         596,469
                               ===========    ============


                 The accompanying notes are an integral part of
                          these financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit
             For the Years ended December 31, 2002 and 2001, and for
                 the period from Inception (January 1, 1999) To
                                December 31, 2002



                                                           Losses
                                                         accumulated
                                                          during the
                                   Common      Stock      Development
                                   Shares      Amount       Stage           Total
                                   ------     --------     ----------       -----

Balance at inception, January
1, 1999                                0          $0            $0           $0

Organizational services
performed by the Parent
considered effective January
1, 1999                           596,469       1,000                      1,000

Net loss                                -           -        (1,000)      (1,000)
                                  --------      ------       -------      -------
Balance at December 31, 1999
                                   596,496      1,000        (1,000)           0
Net loss
                                         -          -             -            -
                                  --------      ------       -------      -------
Balance at December 31, 2000
                                   596,469      1,000        (1,000)           -
Net loss                                 -          -             -            -
                                  ---------     ------      --------      -------

Balance at December 31, 2001       596,469      1,000        (1,000)           -

Net loss                                 -          -        (7,500)      (7,500)
                                  --------      ------       -------      -------

Balance at December 31, 2002       596,469     $1,000       ($8,500)     ($7,500)
                                  ========      ======       =======      =======



    The accompanying notes are an integral part of these financial statements

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                         For the Year Ended             From Inception
                                                            December 31,               (January 1, 1999)
                                                                                            through

                                                         2002            2001          December 31, 2002
                                                        ------          ------        --------------------


CASH FLOWS FROM FINANCING ACTIVITIES

Net Income (Loss)                                    $    (7,500)     $        0      $           (8,500)



Adjustments to reconcile net loss to cash used
in operating activities:
Increase in accounts payable - Director                     7,500              0                    7,500
                                                           -------        -------                 --------

Net Cash Used By Operating Activities                           0              0                  (1,000)
                                                           -------        -------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                          0              0                    1,000

                                                           -------        -------                 --------
Net cash provided from financing activities                     0              0                    1,000
                                                           -------        -------                 --------
Net increase (Decrease) in cash                                 0              0                        0

Cash at beginning of year                                       0              0                        0
                                                           -------        -------                 --------
Cash at end of year                                  $          0     $        0      $                 0
                                                           =======        =======                 ========



                 The accompanying notes are an integral part of
                          these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

Med-X Systems, Inc. was incorporated in the State of Texas on December 21, 1987 to engage in the business of the management and processing of insurance claims for the medical profession. UNICORP acquired 100% of the outstanding capital stock of Med-X on July 31, 1988. The Company ceased active business operations, liquidated its operating assets in 1989, and had no material business operations since that time. The Company is now considered a development stage enterprise because it has not yet commenced new commercial operations and because its current efforts are focused almost entirely on corporate structure and capital raising activities.

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

The date of inception of the development stage of the Company for purposes of financial reporting is considered to be January 1, 1999, because on or about that date management began planning future activities for the dormant Company. Accordingly, in accordance with Statement of Financial Accounting Standards #7, Accounting and Reporting by Development Stage Enterprises, the accompanying financial statements include cumulative amounts from January 1, 1999, the inception of the development stage.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principals applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

CASH AND CASH EQUIVALENTS

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

NET LOSS PER COMMON SHARE

Basic and dilutive net loss per common share for the years ended December 31, 2002 and 2001 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues an expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

3.       ACCOUNTS PAYABLE - DIRECTOR

The accounts payable balance of $7,500 and $0 at December 31, 2002 and 2001 respectively, is an advance by a shareholder/director, convertible into Company's common stock at a rate of 10 shares for every $1 advanced. The payable is convertible into common stock at the option of the holder.

4.       INCOME TAXES

No provision for income taxes has been recorded due to operating losses at December 31, 2002. The Company has a net operating loss carry forward of approximately $8,500 of which the majority will expire on 2022. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $2,890 computed at the statutory rate, offset a valuation allowance of $2,890.

5.       STOCKHOLDERS' EQUITY

On June 19, 2001, the Company amended it articles of incorporation to increase its authorized shares from 10,000,000 to 250,000,000 and create two classes of stock, as follows:

- 50,000,000 shares of no par value serial preferred stock for which the Company's board of directors may set the relative rights, preferences qualifications, limitations and restrictions.
-        200,000,000 of no par value common stock

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accounting and financial disclosure methods. There have been no disagreements with accountants on accounting and financial disclosure.

ITEM 8A. MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is management's responsibility to establish and maintain adequate internal control over financial reporting.

As of the end of the year covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

During the period covered by this report there have been no changes in internal control over financial reporting.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age     Title

Hank Vanderkam     60      Chief Executive Officer, Chief Financial Officer,
                           and Director

Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

Hank Vanderkam was elected Chief Executive Officer, Chief Financial Officer, and Director on January 1, 2002. Mr. Vanderkam is a certified public accountant and attorney and practices law in Houston, Texas.


ITEM 10. EXECUTIVE COMPENSATION

The executives and directors received no compensation during the years ended December 31, 2002 and 2001.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no compensation plans, or individual compensation arrangements of the small business issuer as of December 31, 2002 and 2001.

As of December 31, 2002 and 2001, Equitable Assets, Inc. owned 474,589 of the 596,469 shares, of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Funds for keeping the company current in its filings are being furnished by Equitable Assets, Inc., the Company's principal shareholders.

No other relationships existed and no other related transactions occurred that require disclosure under Reg. ss.228.404.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MED-X SYSTEMS, INC.


                                 By:
                                    ---------------------------------------
                                 Hank Vanderkam
                                 Executive Officer & Chief Financial Offier
Dated: December ___, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                              Date

Hank Vanderkam             Chief Executive Officer            December ___, 2004
                           Chief Financial Officer &
                           Director

                                 CERTIFICATIONS

I, Hank Vanderkam, certify that:

1. I have reviewed this annual report on Form 10-KSB of MED-X Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December ___, 2004

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of MED-X Systems, Inc. on Form 10-KSB for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of MED-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


December ___, 2004