Form 10QSB
period 2003-03-31
MED X SYSTEMS INC
filed 2004-12-29
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                               MED-X SYSTEMS, INC.
        ------------------------------------------------------------------
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


                               MED-X SYSTEMS, INC.
                                      INDEX

                                                                                          Page
                                                                                         Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2003 (unaudited) and
                  December 31, 2002 ...........................................................1

                  Unaudited Condensed Statements of Operations - For the three months ended March 31, 2003 and 2002 and for the period from inception (January 1, 1999) to March 31, 2003................................2

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  March 31, 2003 and 2002 and for the period from inception (January 1, 1999)
                  to March 31, 2003 ...........................................................3

                  Notes to Unaudited Condensed Financial Statements............................4

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................5

         Item 3.  Controls and Procedures......................................................

PART II - OTHER INFORMATION....................................................................5
         Item 1.  Legal Proceeding.............................................................5
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................5
         Item 3.  Defaults Upon Senior Securities..............................................6
         Item 4.  Submission of Matters to a Vote of Security Holders..........................6
         Item 5.  Other Information............................................................6

          Item 6. Exhibits and Reports on Form 8-K.............................................6


SIGNATURES.....................................................................................6

Certifications.................................................................................7


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                             March 31, 2003       December 31,
                                                                               (unaudited)            2002

Current Assets

      Cash                                                                   $            0      $          0
                                                                             ---------------     -------------
      Total Current Assets                                                                0                 0
                                                                             ---------------     -------------
Total Assets                                                                 $            0      $          0
                                                                             ================   ==============

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $        10,000     $       7,500
                                                                             ---------------     -------------
Total Current Liabilities                                                             10,000             7,500
                                                                             ---------------     -------------
Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued                    -                 -
      and outstanding                                                                  1,000             1,000

Additional paid-in Capital                                                                 -                 -

Deficit accumulated during development stage                                        (11,000)           (8,500)
                                                                             ---------------     -------------

Total Stockholders' Deficit                                                         (10,000)           (7,500)
                                                                             ---------------     -------------
Total Liabilities & Stockholders' Deficit                                    $            0      $          0
                                                                              ================   ==============

               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                            From Inception
                                          For the Three Months Ended       (January 1, 1999)
                                                  March 31,                Through March 31,

                                            2003            2002                2003
                                           ------          ------              ------


REVENUES                                $        0      $        0       $           0

EXPENSES
     Administrative Expenses                 2,500               0              11,000
                                         ----------      ----------        ------------
     Total Expenses                          2,500               0       $      11,000
                                         ----------      ----------        ------------
NET LOSS                                $   (2,500)      $       0       $     (11,000)
                                         ==========      ==========        ============
Net income (LOSS) PER SHARE             $    (0.00)      $   (0.00)
                                         ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING        596,469         596,469
                                         ==========      ==========



               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                       For the Three Months Ended         From Inception
                                                                March 31,                (January 1, 1999)
                                                                                              through

                                                           2003            2002           March 31, 2003


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                       $    (2,500)     $       0      $      (11,000)

Adjustments to reconcile net loss to cash used in
operating activities:
Increase in accounts payable - director                      2,500              -              10,000

                                                         ----------       ---------        ------------
Net Cash Used By Operating Activities                            0              0              (1,000)
                                                         ----------       ---------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                           0              0               1,000

                                                         ----------       ---------        ------------
Net cash provided from financing activities                      0              0               1,000
                                                         ----------       ---------        ------------
Net increase (Decrease) in cash                                  0              0                   0

Cash at beginning of period                                      0              0                   0
                                                         ----------       ---------        ------------
Cash at end of period                                  $         0     $        0      $            0
                                                         ==========       =========        ============


               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                 March 31, 2003
                                   (Unaudited)


1.   General
     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

     During the three months ended March 31, 2003 and 2002, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month periods ended March 31, 2003 or 2002. The Company incurred $2,500 administrative expenses during the three months ended March 31, 2003, and no expenses for the three months ended March 31, 2002.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2003 the Company had no current assets and $10,000 of current liabilities as compared to no current assets and $7,500 of current liabilities at December 31, 2002.

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

Dated: Demcember ___, 2004

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS
ADOPTED PURSUANT TO SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MED-X Systems, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MED-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


December ___, 2004