Form 10KSB
period 2003-12-31
MED X SYSTEMS INC
filed 2004-12-29
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                               MED-X SYSTEMS, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      76-0238783
--------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                      1301 Travis, #1200, Houston, TX 77002
                    (Address of principal executive offices)

                                 (713) 547-8900
                              ----------------------
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

                                 Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form10-KSB or any amendment to this Form 10-KSB. |_|

         The Issuer's revenues for the fiscal year ended December 31, 2003 were $0.

         The number of shares of the registrant's common stock, no par value per share , outstanding as of November 30, 2004 is 596,469.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

         Transition Small Business Disclosure Format:   Yes  [  ]   No  [ X ]



                              MED-X SYSTEMS, INC.
                                      INDEX

                                TABLE OF CONTENTS

                                                                                    Page


PART I

         ITEM 1.      BUSINESS.................................................        2
         ITEM 2.      DESCRIPTION OF PROPERTY..................................        2
         ITEM 3.      LEGAL PROCEEDINGS........................................        2
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.........................................        2

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS..............................        2
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION.............................................        3
         ITEM 7.      FINANCIAL STATEMENTS AND NOTES...........................        4
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...................       10
         ITEM 8A.     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
                      FINANCIAL REPORTING......................................       10

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT........................       10
         ITEM 10.     EXECUTIVE COMPENSATION...................................       10
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT....................................       10
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........       10
         ITEM 13.     EXHIBITS AND REPORTS OF FORM 8-K.........................       11
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...................       11


SIGNATURES.....................................................................       11

                                     PART I

ITEM 1.  BUSINESS

History and Development of the Company

Med-X Systems, Inc. ("Med-X") was incorporated in the State of Texas on December 21, 1987 to engage in the business of the management and processing of insurance claims for the medical profession. Unicorp, Inc. acquired 100% of the outstanding capital stock of Med-X on July 31, 1988. The Company ceased active business operations and liquidated its operating assets in 1989. No material business operations have been conducted since that time. Since 1992, Med-X's activities have consisted primarily of maintaining its corporate status through filing franchise tax returns and paying franchise taxes. Med-X currently has no assets.

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

ITEM 3.  LEGAL PROCEEDINGS

As of November 30, 2004 we were not a party to any pending litigation and were not aware of any threatened litigation.

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

There are approximately 970 holders of record of Med-X common stock as of December 31, 2003 and 2002.

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


PLAN OF OPERATION

During the years ended December 31, 2003 and 2002, the Company had no operations other than the search for a business to acquire or with which to combine.


The Company reported no revenues for either of the years ended December 31, 2003 or 2002. The Company incurred $10,000 and $7,500 of expenses during the years ended December 31, 2003 and 2002 respectively. All of these expenses were incurred to bring the Company's SEC filings current. If the Company is unable to continue to obtain loans from stockholders or sell stock it will be unable to meet the Company's cash requirements and unable to continue as a going concern.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 the Company had $0 of current assets and $17,500 of current liabilities as compared to no current assets and $7,500 of current liabilities at December 31, 2002.

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

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Med-X Systems, Inc.

We have audited the accompanying balance sheets of Med-X Systems, Inc. (the "Company") (a corporation in the development stage), as of December 31, 2003 and 2002, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and the period from January 1, 1999 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001 were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001, reflect no revenues and a net loss of $1,000 of the related totals. Our opinion insofar as it relates to the amounts included for such a prior period, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Med-X Systems, Inc. as of December 31, 2003 and 2002, and the results of its operations, and its cash flows for the two years then ended and the period from January 1, 1999 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Thomas Leger & Co. L.L.P.
December 7, 2004
Houston, Texas


ITEM 7.  FINANCIAL STATEMENTS


                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets

                                                                              December 31,          December 31,
                                                                                  2003                  2002
                                                                                 -------              --------

Current Assets

      Cash                                                                   $            0      $           0
                                                                                -----------       ------------
      Total Current Assets                                                                0                  0
                                                                                -----------       ------------
Total Assets                                                                 $            0      $           0
                                                                                ===========       ============
                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $       17,500     $        7,500
                                                                                -----------       ------------
Total Current Liabilities                                                            17,500              7,500
                                                                                -----------       ------------
Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued                   -                  -
      and outstanding                                                                 1,000              1,000


Additional paid-in Capital                                                                -                  -

Deficit accumulated during development stage                                        (18,500)            (8,500)
                                                                                -----------       ------------
Total Stockholders' Deficit                                                         (17,500)            (7,500)
                                                                                -----------       ------------
Total Liabilities & Stockholders' Deficit                                    $            0      $           0
                                                                                ===========       ============


              The accompanying notes are an integral part of these
                             financial statements.

                             MED-X SYSTEMS USA, INC.
                          (A Development Stage Company)
                            Statements of Operations



                                                              From Inception
                               For the Year Ended December  (January 1, 1999)
                                           31,              hrough December 31,

                                  2003            2002                  2003

REVENUES                       $        0    $          0     $            0
                               ----------    ------------     --------------

EXPENSES
     Administrative
     Expenses                      10,000           7,500             18,500
                               ----------    ------------     --------------

       Total Expenses              10,000           7,500             18,500
                               ----------    ------------     --------------

NET LOSS                       $  (10,000)    $    (7,500)     $     (18,500)
                               ==========    ============     ==============
(LOSS) PER SHARE               $    (0.02)    $     (0.01)
                               ==========    ============
WEIGHTED AVERAGE SHARES
OUTSTANDING                       596,469          596,469
                               ==========    ============


              The accompanying notes are an integral part of these
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit
                 For the Years ended December 31, 2003 and 2002,
                  and for the period from Inception (January 1,
                           1999) to December 31, 2003



                                                                       Losses
                                                                    accumulated
                                          Common    Stock            during the
                                          Shares    Amount         Development Stage     Total
                                         --------  --------        -----------------   --------

Balance at inception, January 1,               0        $0                   $0            $0
1999

Organizational services performed
by the Parent considered effective
January 1, 1999                          596,469     1,000                    -         1,000



Net loss                                       -         -               (1,000)       (1,000)
                                        --------  ---------             ---------     ---------

Balance at December 31, 1999             596,469     1,000               (1,000)            0


Net loss                                       -         -                    -             -
                                        --------  ---------             ---------     ---------
Balance at December 31, 2000             596,469     1,000               (1,000)            -

Net loss                                        -        -                    -             -
                                        --------  ---------             ---------     ---------

Balance December 31, 2001                596,469     1,000               (1,000)            -

Net loss                                       -         -               (7,500)       (7,500)
                                       ---------  ---------             ---------     ---------

Balance at December 31, 2002             596,469     1,000               (8,500)       (7,500)

Net loss                                       -         -              (10,000)      (10,000)
                                       ---------  ---------             ---------     ---------

Balance at December 31, 2003             596,469    $1,000              ($18,500)     ($17,500)
                                       =========  =========             =========     =========


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

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                                   For the Year Ended             From Inception
                                                                      December 31,               (January 1, 1999)
                                                                                                      through

                                                                                                 December 31, 2003
                                                                   2003            2002


CASH FLOWS FROM FINANCING ACTIVITIES

Net Income (Loss)                                              $   (10,000)     $  (7,500)      $          (18,500)
                                                                 -----------     ----------        -----------------


Adjustments to reconcile net loss to cash used in
operating activities:
Increase in accounts payable - Director                              10,000          7,500                   17,500
                                                                 -----------     ----------        -----------------

Net Cash Used By Operating Activities                                     0              0                  (1,000)
                                                                 -----------     ----------        -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    0              0                    1,000
                                                                 -----------     ----------        -----------------

Net cash provided from financing activities                               0              0                    1,000
                                                                 -----------     ----------        -----------------
Net increase (Decrease) in cash                                           0              0                        0

Cash at beginning of year                                                 0              0                        0
                                                                 -----------     ----------        -----------------
Cash at end of year                                            $          0     $        0      $                 0
                                                                 ===========     ==========        =================


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

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

NET LOSS PER COMMON SHARE

Basic and dilutive net loss per common share for the years ended December 31, 2003 and 2002 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

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

3.       ACCOUNTS PAYABLE - DIRECTOR

The accounts payable balance of $17,500 and $7,500 at December 31, 2003 and 2002 respectively, is an advance by a shareholder/director, convertible into Company's common stock at a rate of 10 shares for every $1 advanced. The payable is convertible into common stock at the option of the holder.

4.       INCOME TAXES

No provision for income taxes has been recorded due to operating losses at December 31, 2003. The Company has a net operating loss carry forward of approximately $18,500 of which the majority will expire on 2022. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $6,290 computed at the statutory rate, offset a valuation allowance of $6,290.

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

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name              Age    Title

Hank Vanderkam    59     Chief Executive Officer, Chief Financial Officer,
                         and Director

Each of the directors has been elected to serve until the next annual meeting of the directors by the shareholders or until their respective successors have been duly elected and shall have qualified.

Hank Vanderkam was elected Chief Executive Officer, Chief Financial Officer, and Director on April 1, 2002. Mr. Vanderkam is a certified public accountant and attorney and practices law in Houston, Texas.


ITEM 10. EXECUTIVE COMPENSATION

The executives and directors received no compensation during the years ended December 31, 2003 and 2002.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no compensation plans, or individual compensation arrangements of the small business issuer as of December 31, 2003 and 2002.

As of December 31, 2003 and 2002, Equitable Assets, Inc. owned 474,589 of the 596,469 shares, of common stock outstanding.

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


                                  MED-X SYSTEMS, INC.


                                 By:
                                    -----------------------------------------
                                 Hank Vanderkam
                                 Executive Officer & Chief Financial Offier
Dated: December ___, 2004

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


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of MED-X Systems, Inc. on Form 10-KSB for the annual period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of MED-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


December ___, 2004