Form 10QSB
period 2004-03-31
MED X SYSTEMS INC
filed 2004-12-29
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


                      1301 Travis, #1200, Houston, TX 77002
                     ----------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

       Class                    Shares Outstanding                Date
 Common, no par value                596,469               November 30,, 2004

                               MED-X SYSTEMS, INC.
                                      INDEX

                                                                                                Page
                                                                                               Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2004 (unaudited) and
                  December 31, 2003 .............................................................1

                  Unaudited Condensed Statements of Operations - For the three months ended March 31, 2004 and 2003 and for the period from inception (January 1, 1999) to March 31, 2004..................................2

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  March 31, 2004 and 2003 and for the period from inception (January 1, 1999)
                  to March 31, 2004 .............................................................3

                  Notes to Unaudited Condensed Financial Statements..............................4

          Item 2. Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................4

         Item 3.  Controls and Procedures........................................................4

PART II - OTHER INFORMATION......................................................................4
         Item 1.  Legal Proceeding...............................................................4
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................4
         Item 3.  Defaults Upon Senior Securities................................................5
         Item 4.  Submission of Matters to a Vote of Security Holders............................5
         Item 5.  Other Information..............................................................5

          Item 6. Exhibits and Reports on Form 8-K...............................................5


SIGNATURES.......................................................................................5



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                             March 31, 2004         December 31,
                                                                               (unaudited)              2003


Current Assets

      Cash                                                                   $            0      $             0
                                                                              ---------------    -----------------
      Total Current Assets                                                                0                    0
                                                                              ---------------    -----------------
Total Assets                                                                 $            0      $             0
                                                                              ================   =================

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $        20,000     $         17,500
                                                                              ----------------   -----------------

Total Current Liabilities                                                             20,000               17,500
                                                                              ----------------   -----------------

Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued                    -                    -
      and outstanding                                                                  1,000                1,000

Additional paid-in Capital                                                                 -                    -

Deficit accumulated during development stage                                        (21,000)             (18,500)
                                                                              ---------------    -----------------
Total Stockholders' Deficit                                                         (20,000)             (17,500)
                                                                              ---------------    -----------------
Total Liabilities & Stockholders' Deficit                                    $            0      $              0
                                                                              ================    =================

               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                              From Inception
                           For the Three Months Ended       (January 1, 1999)
                                   March 30,                Through March 31,

                             2004            2003                  2004


REVENUES                  $         0    $          0     $              0
                          -----------    ------------     ----------------

EXPENSES
     Administrative
     Expenses                   2,500           2,500               21,000
                          -----------    ------------     ----------------

       Total Expenses           2,500           2,500               21,000
                          -----------    ------------     ----------------

NET LOSS                  $   (2,500)    $    (2,500)     $       (21,000)
                          ============   ==============   =================

(LOSS) PER SHARE          $    (0.00)    $     (0.00)
                          ============   ==============

WEIGHTED AVERAGE SHARES
OUTSTANDING                   596,469          596,469
                          ============   ==============

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

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                     For the Three Months Ended       From Inception
                                                              March 31,              (January 1, 1999)
                                                                                          through

                                                                                          March 31,
                                                         2004            2003                2004
                                                        ------          ------              ------


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                     $    (2,500)     $  (2,500)      $      (21,000)

Adjustments to reconcile net loss to cash used in
operating activities:
Increase in accounts payable - director                     2,500          2,500              20,000
                                                        ----------      ----------        ------------

Net Cash Used By Operating Activities                           0              0              (1,000)
                                                        ----------      ----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                          0              0               1,000
                                                        ----------      ----------        ------------

Net cash provided from financing activities                     0              0               1,000
                                                        ----------      ----------        ------------
Net increase (Decrease) in cash                                 0              0                   0

Cash at beginning of period                                     0              0                   0
                                                        ----------      ----------        ------------
Cash at end of period                                $          0     $        0      $            0
                                                        ==========      ==========        ============



               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2004


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.


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

     During the three months ended March 31, 2004 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month periods ended March 31, 2004 or 2003. The Company incurred $2,500 administrative expenses during the three month periods ended March 31, 2004 and 2003.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At March 31, 2004 the Company had no current assets and $20,000 of current liabilities as compared to no current assets and $17,500 of current liabilities at December 31, 2003.

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


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MED-X Systems, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MED-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


December ___, 2004