Form 10QSB
period 2004-06-30
MED X SYSTEMS INC
filed 2004-12-29
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                               MED-X SYSTEMS, INC.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        76-0238783
--------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                      1301 Travis, #1200, Houston, TX 77002
                     ----------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                           ---------------------------
                           (Issuer's telephone number)

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

                               MED-X SYSTEMS, INC.
                                      INDEX

                                                                                                        Page
                                                                                                       Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2004 (unaudited) and
                  December 31, 2003 ................................................................1

                  Unaudited Condensed Statements of Operations - For the three and six months ended June 30, 2004 and 2003 and for the period from
                  inception (January 1, 1999) to June 30, 2004......................................2

                  Unaudited Condensed Statements of Cash Flows - For the six months ended
                  June 30, 2004 and 2003 and for the period from inception (January 1, 1999)
                  to June 30, 2004  ................................................................3

                  Notes to Unaudited Condensed Financial Statements.................................4

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.....................................................................4

         Item 3.  Controls and Procedures...........................................................4

PART II - OTHER INFORMATION.........................................................................4
         Item 1.  Legal Proceeding..................................................................4
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......................4
         Item 3.  Defaults Upon Senior Securities...................................................5
         Item 4.  Submission of Matters to a Vote of Security Holders...............................5
         Item 5.  Other Information.................................................................5

         Item 6. Exhibits and Reports on Form 8-K...................................................5


SIGNATURES..........................................................................................5


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets
                                                                              June 30, 2004         December 31,
                                                                               (unaudited)              2003


Current Assets

      Cash                                                                   $            0      $               0
                                                                              ---------------    ------------------
      Total Current Assets                                                                0                      0
                                                                              ---------------    ------------------
Total Assets                                                                 $            0      $               0
                                                                              ================    =================

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $        22,500     $           17,500
                                                                              ----------------   -------------------

Total Current Liabilities                                                             22,500                 17,500
                                                                              ----------------   -------------------

Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued                    -                      -
      and outstanding                                                                  1,000                  1,000


Additional paid-in Capital                                                                 -                      -

Deficit accumulated during development stage                                        (23,500)               (18,500)
                                                                              ---------------    ------------------
Total Stockholders' Deficit                                                         (22,500)               (17,500)
                                                                              ----------------   -------------------

Total Liabilities & Stockholders' Deficit                                    $            0      $                0
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

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                              From Inception
                                For the Three Months Ended       For the Six Months         (January 1, 1999)
                                         June 30,                  Ended June 30,            Through June 30,

                                  2004            2003           2004          2003                2004


REVENUES                       $         0    $          0    $        0    $        0    $               0
                               -----------    ------------    ----------    ----------    -----------------

EXPENSES
     Administrative
     Expenses                        2,500           2,500         5,000         5,000               23,500
                               -----------    ------------    ----------    ----------    -----------------

       Total Expenses                2,500           2,500         5,000         5,000               23,500
                               -----------    ------------    ----------    ----------    -----------------

NET LOSS                       $   (2,500)    $    (2,500)    $  (5,000)    $  (5,000)    $        (23,500)
                               ============   ==============  ===========   ===========   ==================

(LOSS) PER SHARE               $    (0.00)    $     (0.00)    $   (0.01)    $   (0.01)
                               ============   ==============  ===========   ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING                        596,469          596,469      596,469       596,469
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

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                         For the Six Months Ended          From Inception
                                                                 June 30,                 (January 1, 1999)
                                                                                               through

                                                                                              June 30,
                                                            2004            2003                2004
                                                          --------         ------             --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                        $    (5,000)     $  (5,000)      $      (23,500)

Adjustments to reconcile net loss to cash used in
operating activities:
Increase in accounts payable - director                       5,000          5,000               22,500
                                                             -------       --------            ---------

Net Cash Used By Operating Activities                             0              0               (1,000)
                                                             -------       --------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                            0              0                1,000
                                                             -------       --------            ---------
Net cash provided from financing activities                       0              0                1,000
                                                             -------       --------            ---------
Net increase (Decrease) in cash                                   0              0                    0

Cash at beginning of period                                       0              0                    0
                                                             -------       --------            ---------
Cash at end of period                                   $         0     $        0      $             0

                                                             =======       ========            =========


               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                  June 30, 2004


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

     During the three and six months ended June 30, 2004 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three and six month periods ended June 30, 2004 or 2003. The Company incurred $ 2,500 and $5,000 administrative expenses during the three and six month periods ended June 30, 2004 and 2003, respectively.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At June 30, 2004 the Company had no current assets and $22,500 of current liabilities as compared to no current assets and $17,500 of current liabilities at December 31, 2003.

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


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MED-X Systems, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MED-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


December ___, 2004