Form 10QSB
period 2004-09-30
MED X SYSTEMS INC
filed 2004-12-29
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


                               MED-X SYSTEMS, INC.
                                      INDEX

                                                                                                        Page
                                                                                                       Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2004 (unaudited) and
                  December 31, 2003 .....................................................................1

                  Unaudited Condensed Statements of Operations - For the three months and nine months ended September 30, 2004and 2003and for the period from
                  inception (January 1, 1999) to September 30, 2004......................................2

                  Unaudited Condensed Statements of Cash Flows - For the nine months ended
                  September 30, 2004 and 2003 and for the period from inception (January 1, 1999)
                  to September 30, 2004..................................................................3

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


SIGNATURES...............................................................................................5


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                              September 30,         December 31,
                                                                                  2003                  2002
                                                                               (unaudited)


Current Assets

      Cash                                                                   $            0      $           0
                                                                               --------------     --------------
      Total Current Assets                                                                0                  0
                                                                               --------------     --------------
Total Assets                                                                 $            0      $           0
                                                                               ===============    ==============

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $        25,000     $       17,500
                                                                               ----------------   --------------

Total Current Liabilities
                                                                                      25,000             17,500
                                                                               ----------------   --------------
Note Payable - Principal Shareholder

Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued                    -                  -
      Common stock; no par 200,000,000 shares authorized 596,469 issued                1,000              1,000
      and outstanding

Additional paid-in Capital                                                                 -                  -

Deficit accumulated during development stage                                        (26,000)           (18,500)
                                                                               --------------     --------------
Total Stockholders' Deficit                                                         (25,000)           (17,500)
                                                                               --------------     --------------
Total Liabilities & Stockholders' Deficit                                    $            0      $            0
                                                                               ==============     ==============



               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                              From Inception
                                For the Three Months Ended      For the Nine Months         (January 1, 1999)
                                      September 30,             Ended September 30,       Through September 30,

                                  2003            2002           2003          2002                2003


REVENUES                       $         0    $          0    $        0    $        0    $              0
                               -----------    ------------    ----------    ----------    ----------------

XPENSES
     Administrative
     Expenses                        2,500           2,500         7,500         7,500              26,000

                               -----------    ------------    ----------    ----------    ----------------
       Total Expenses                2,500           2,500         7,500         7,500              26,000
                               -----------    ------------    ----------    ----------    ----------------

NET LOSS                       $    (2,500)    $    (2,500)    $  (7,500)    $  (7,500)    $        (26,000)
                               ============  ============    ===========   ===========   =================

(LOSS) PER SHARE               $     (0.00)    $     (0.00)    $   (0.01)    $   (0.01)
                               ============  ============    ==========    ===========
WEIGHTED AVERAGE SHARES
OUTSTANDING                        596,469          596,469      596,469       596,469
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

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)



                                                 For the Nine Months Ended         From Inception
                                                       September 30,              (January 1, 1999)
                                                                                       through

                                                                                    September 30,
                                                    2004            2003                2004
                                                  --------        --------         ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                $    (7,500)     $  (7,500)      $     (26,000)

Adjustments to reconcile net loss
to cash used in operating activities:                 7,500          7,500              25,000
                                                  -----------     ---------        -------------
Increase in accounts payable - Director

Net Cash Used By Operating Activities                     0              0              (1,000)
                                                  -----------     ---------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                    0              0               1,000
                                                  -----------     ---------        -------------
Net cash provided from financing activities               0              0               1,000
                                                  -----------     ---------        -------------
Net increase (Decrease) in cash                           0              0                   0

Cash at beginning of period                               0              0                   0
                                                  -----------    -----------       -------------

Cash at end of period                           $         0     $        0      $            0
                                                  ===========    ===========       =============


               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                               September 30, 2004


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

     During the three and nine months ended September 30, 2004 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three and nine month periods ended September 30, 2004 or 2003. The Company incurred administrative expenses of $2,500 and $7,500 during each of the three and nine month periods ended September 30, 2004 and 2003, respectively.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2004 the Company had no current assets $25,000 current liabilities as compared to no current assets and $17,500 current liabilities at December 31, 2003.

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


--------------------------------------------------------------------------------

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of MED-X Systems, Inc. on Form 10-QSB for the quarterly period ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MED-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


December ___, 2004