Form 10KSB
period 2004-12-31
MED X SYSTEMS INC
filed 2007-01-04
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                               MED-X SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                           76-0238783
--------------------------------              ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                      1301 Travis, #1200, Houston, TX 77002
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                            -------------------------
                           (Issuer's telephone number)

          Class              Shares Outstanding                  Date
 ---------------------       ------------------                -----------
 Common, no par value            596,469                     January 1, 2007

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                   Yes No |X|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form10-KSB or any amendment to this Form 10-KSB. |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes |X| No |_|

         The Issuer's revenues for the fiscal year ended December 31, 2004 were $0.

         The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold is $0.

         The number of shares of the registrant's common stock, no par value per share , outstanding as of Janaury 1, 2007 is 596,469.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
         Transition Small Business Disclosure Format:   Yes  [  ]   No  [ X ]

                               MED-X SYSTEMS, INC.
                                      INDEX

                                TABLE OF CONTENTS

                                                                            Page

PART I

         ITEM 1.      DESCRIPTION OF BUSINESS..............................    1
         ITEM 2.      DESCRIPTION OF PROPERTY..............................    1
         ITEM 3.      LEGAL PROCEEDINGS....................................    1
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS.....................................    1

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY
                      RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
                      PURCHASER OF EQUITY SECURITIES.......................    1
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION.........................................    2
         ITEM 7.      FINANCIAL STATEMENTS.................................    4
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...............   10
         ITEM 8A.     CONTROLS AND PROCEDURES..............................   10
         ITEM 8B.     OTHER INFORMATION....................................

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS AND CORPORATE GOVERNANCE
                      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....   10
         ITEM 10.     EXECUTIVE COMPENSATION...............................   10
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER
                      MATTERS..............................................   10
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......   10
         ITEM 13.     EXHIBITS.............................................   11
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...............   11


SIGNATURES            .....................................................   11

                                     PART I

ITEM 1.   DESCRIPTION OF   BUSINESS

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUES PURCHASE OF EQUITY SECURITIES

At present, there is no trading market for Med-X's common stock.

There are approximately 970 holders of record of Med-X common stock as of December 31, 2004 and 2003.

Med-X has not declared any dividend on common equity and does not intend to do so in the foreseeable future.

Med-X has not sold securities within the past three fiscal years.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires the use of estimates on the part of management. Management's discussion and analysis of results of operations and financial condition are based upon the Company's financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.


PLAN OF OPERATION

During the years ended December 31, 2004 and 2003, the Company had no operations other than the search for a business to acquire or with which to combine.


The Company reported no revenues for either of the years ended December 31, 2004 or 2003. The Company incurred $10,000 and $10,000 of expenses during the years ended December 31, 2004 and 2003 respectively. All of these expenses were incurred for state and SEC filings.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 the Company had no current assets and $27,500 of current liabilities as compared to no current assets and $17,500 of current liabilities at December 31, 2003.

All of the services for the Company's filings are provided by the Company's president who also pays all of the Company's filing fees and audit expenses. Unless these services and expense advances continue, the company will have insufficient capital to pay for its statutory filings or continue operations, However, although the Company has no liquidity, it believes that it will be able to find a suitable Company with to acquire or which to combine.


OFF-BALANCE SHEET ARRANGEMENTS


We have not participated nor were we a party to any agreement to participate in any off-balance sheet arrangements.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Med-X Systems, Inc.

We have audited the accompanying balance sheets of Med-X Systems, Inc. (the "Company") (a corporation in the development stage), as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and the period from January 1, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001 were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001, reflect no revenues and a net loss of $1,000 of the related totals. Our opinion insofar as it relates to the amounts included for such a prior period, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Med-X Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations, and its cash flows for the two years then ended and the period from January 1, 1999 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Thomas Leger & Co. L.L.P.
January 2, 2007
Houston, Texas

ITEM 7.  FINANCIAL STATEMENTS


                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                                          December 31,     December 31,
                                                                              2004             2003
                                                                         -------------     ------------

Current Assets

      Cash                                                               $       0      $          0
                                                                          -----------    --------------

      Total Current Assets                                                       0                 0
                                                                          -----------    --------------

Total Assets                                                             $       0      $          0
                                                                          ===========    ==============
                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                        $   27,500     $      17,500
                                                                          -----------    --------------

Total Current Liabilities                                                    27,500            17,500
                                                                          -----------    --------------

Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued           -                 -
      and outstanding                                                         1,000             1,000
                                                                          -----------    --------------

Additional paid-in Capital                                                        -                 -

Deficit accumulated during development stage                               (28,500)          (18,500)
                                                                          -----------    --------------

Total Stockholders' Deficit                                                (27,500)          (17,500)
                                                                          -----------    --------------

Total Liabilities & Stockholders' Deficit                                $       0      $           0
                                                                          ===========    ==============


              The accompanying notes are an integral part of these
                             financial statements.

                             MED-X SYSTEMS USA, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                               From Inception
                               For the Year Ended December   (January 1, 1999)
                                           31,              Through December 31,
                                  2004            2003              2004

REVENUES                       $         0    $          0      $            0
                               -----------    ------------      --------------

EXPENSES
     Administrative
     Expenses                       10,000          10,000              28,500
                               -----------    ------------      --------------

       Total Expenses               10,000          10,000              28,500

NET LOSS                       $  (10,000)    $   (10,000)      $     (28,500)
                                ===========    ============        ------------

(LOSS) PER SHARE               $    (0.02)    $     (0.02)
                                ===========    ============

WEIGHTED AVERAGE SHARES
OUTSTANDING                        596,469          596,469
                                ===========    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

     For the Years ended December 31, 2004 and 2003, and for the period from
                Inception (January 1, 1999) to December 31, 2004



                                                       Losses
                                                       accumulated
                                                       during the
                             Common       Stock        Development
                             Shares      Amount        Stage             Total
                            --------    --------      ------------     --------


Balance at inception,
January 1, 1999                 0          $0                $0            $0


Organizational services
performed by the Parent
considered effective
January 1, 1999           596,469        1,000                -         1,000

Net loss                        -            -           (1,000)       (1,000)
                         ---------      --------         -------       -------

Balance at
December 31, 1999         596,469        1,000           (1,000)            0

Net loss                       -             -                -             -
                         ---------      --------         -------       -------

Balance at December
31, 2000                 596,469         1,000           (1,000)            -

Net loss                       -             -                -             -
                         ---------      --------         -------       -------

Balance December 31,
2001                     596,469         1,000           (1,000)            -

Net loss                       -             -           (7,500)       (7,500)
                         ---------      --------         -------       -------

Balance at December 31,
2002                     596,469         1,000           (8,500)       (7,500)

Net loss                       -             -          (10,000)       (10,000)
                         ---------      --------         -------       -------
Balance at December 31,
2003                     596,469        $1,000         ($18,500)      ($17,500)

Net loss                                     -          (10,000)       (10,000)

Balance at December 31,
2004                     596,469        $1,000         ($28,500)      ($27,500)
                         =========      ========       =========      =========


                 The accompanying notes are an integral part of
                          these financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                        For the Year Ended          From Inception
                                                           December 31,            (January 1, 1999)
                                                                                        through
                                                                                   December 31, 2004
                                                        2004            2003
                                                    -------------   -----------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Income (Loss)                                   $   (10,000)     $ (10,000)      $      (28,500)
                                                     -------------   -----------    ----------------

Adjustments to reconcile net loss to cash used in
operating activities:
Increase in accounts payable - Director                   10,000         10,000               27,500
                                                     -------------   -----------    ----------------
Net Cash Used By Operating Activities                          0              0              (1,000)
                                                     -------------   -----------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                         0              0                1,000
                                                     -------------   -----------    ----------------
Net cash provided from financing activities                    0              0                1,000
                                                     -------------   -----------    ----------------
Net increase (Decrease) in cash                                0              0                    0
                                                     -------------   -----------    ----------------
Cash at beginning of year                                      0              0                    0
                                                     -------------   -----------    ----------------
Cash at end of year                                 $          0     $        0      $             0
                                                     =============   ===========    ================

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

NET LOSS PER COMMON SHARE

Basic and dilutive net loss per common share for the years ended December 31, 2004 and 2003 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

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

3.       ACCOUNTS PAYABLE - DIRECTOR

The accounts payable balance of $27,500 and $17,500 at December 31, 2004 and 2003 respectively, is an advance by a shareholder/director, convertible into Company's common stock at a rate of 10 shares for every $1 advanced. The payable is convertible into common stock at the option of the holder.

4.       INCOME TAXES

No provision for income taxes has been recorded due to operating losses at December 31, 2004. The Company has a net operating loss carry forward of approximately $28,500 of which the majority will expire on 2022. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $10,260 computed at the statutory rate, offset a valuation allowance of $10,260.

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

-    200,000,000 of no par value common stock

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the company's accounting and financial disclosure methods nor has there been any disagreements with the accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

It is management's responsibility to establish and maintain adequate internal control over financial reporting.

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer ("CEO") who is also our Chief Financial Officer ("CFO"). Based on this evaluation, our management, including our CEO / CFO, concluded that our disclosure controls and procedure were effective, that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

During the period covered by this report there have been no changes in internal control over financial reporting.

ITEM 8B.          OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age      Title

Hank Vanderkam     59     Chief Executive Officer, Chief Financial Officer,
                          and Director

The directors has been elected to serve until the next annual meeting of the shareholders or until his successor has been duly elected and qualified.

Hank Vanderkam was elected Chief Executive Officer, Chief Financial Officer, and Director on April 1, 2002. Mr. Vanderkam is a certified public accountant and attorney and practices law in Houston, Texas.

ITEM 10. EXECUTIVE COMPENSATION

No executive or director received compensation during the years ended December 31, 2004 and 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no compensation plans, or individual compensation arrangements of the small business issuer as of December 31, 2004 and 2003.

As of December 31, 2004 and 2003, Equitable Assets, Inc. owned 474,589 of the 596,469 shares, of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Funds for keeping the company current in its filings are being furnished by the Company's chief executive officer.

No other relationships existed and no other related transactions occurred that require disclosure under Reg. ss.228.404.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                   Audit & Related
                                   Services
               2003                $4,500
               2004                $4,500



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MED-X SYSTEMS, INC.


                         By: /s/Hank Vanderkam
                            ------------------------
                               Hank Vanderkam
                              Executive Officer & Chief Financial Offier
Dated: March 1, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                              Date
/s/Hank Vanderkam
Hank Vanderkam             Chief Executive Officer            January 4, 2007
                           Chief Financial Officer &
                           Director

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Dated: January 4, 2007

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Med-X Systems, Inc. on Form 10-KSB for the annual period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Med-X Systems, Inc

By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer

January 4, 2007

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002

-------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of MED-X Systems, Inc. on Form 10-KSB for the annual period ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of MED-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer