Form 10QSB
period 2005-03-31
MED X SYSTEMS INC
filed 2007-01-04
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                   Yes No |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                   Yes |X| No



           Class              Shares Outstanding                      Date
 Common, no par value             596,469                      December 31, 2006

                           General Enviromental, INC.
                                      INDEX


                                                                                                Page
                                                                                                Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2005 (unaudited) and
                  December 31, 2004 ..............................................................3

                  Unaudited Condensed Statements of Operations - For the three months ended March 31, 2005 and 2004 and for the period from inception (January 1, 1999) to March 31, 2005...................................4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  March 31, 2005 and 2004 and for the period from inception (January 1, 1999)
                  to March 31, 2005 ..............................................................5

                  Notes to Unaudited Condensed Financial Statements...............................6

                  Item 2. Management's Discussion and Analysis or Plan of Operation...............7

         Item 3.  Controls and Procedures.........................................................7

PART II - OTHER INFORMATION.......................................................................7
         Item 1.  Legal Proceedings...............................................................7
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....................7
         Item 3.  Defaults Upon Senior Securities.................................................7
         Item 4.  Submission of Matters to a Vote of Security Holders.............................7
         Item 5.  Other Information...............................................................8
         Item 6.  Exhibits .......................................................................8


SIGNATURES........................................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets

                                                       March 31, 2005      December 31,
                                                        (unaudited)           2004
                                                       --------------     --------------

Current Assets

      Cash                                               $        0      $        0
                                                        ------------     ------------

      Total Current Assets                                        0               0
                                                        ------------     ------------
Total Assets                                             $        0      $        0
                                                        ============     ============
                Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                        $    30,000     $    27,500
                                                        ------------     ------------
Total Current Liabilities                                     30,000          27,500
                                                        ------------     ------------
Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares
      authorized, none issued Common stock; no par
      200,000,000 shares authorized 596,469 issued                 -               -
      and outstanding                                          1,000           1,000
                                                        ------------     ------------
Additional paid-in Capital                                         -               -

Deficit accumulated during development stage                (31,000)        (28,500)
                                                        ------------     ------------
                                                                            (27,500)
Total Stockholders' Deficit                                 (30,000)
                                                        ------------     ------------
Total Liabilities & Stockholders' Deficit                $        0      $         0
                                                        ============     ============

               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                            From Inception
                         For the Three Months Ended        (January 1, 1999)
                                 March 31,                 Through March 31,
                           2005            2004                   2005

REVENUES                $         0    $          0      $             0
                        -----------    ------------      ---------------

EXPENSES
     Administrative
     Expenses                 2,500           2,500               31,000
                        -----------    ------------      ---------------

       Total Expenses         2,500           2,500               31,000
                        -----------    ------------      ---------------
NET LOSS                $    (2,500)    $    (2,500)      $      (31,000)
                        -----------    ------------      ---------------
(LOSS) PER SHARE        $     (0.00)    $     (0.00)
                        -----------    ------------      ---------------
WEIGHTED AVERAGE SHARES
OUTSTANDING                 596,469          596,469


               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                    For the Three Months Ended         From Inception
                                                              March 31,                (January 1, 1999)
                                                                                            through
                                                                                           March 31,
                                                         2005            2004                2005


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                   $    (2,500)     $  (2,500)      $       (31,000)

Adjustments to reconcile net loss to cash used in
operating activities:
Increase in accounts payable - director                  2,500          2,500                30,000
                                                       --------      ---------            ----------
Net Cash Used By Operating Activities                        0              0                (1,000)
                                                       --------      ---------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                       0              0                 1,000
                                                       --------      ---------            ----------
Net cash provided from financing activities                  0              0                 1,000
                                                       --------      ---------            ----------
Net increase (Decrease) in cash                              0              0                     0

Cash at beginning of period                                  0              0                     0
                                                       --------      ---------            ----------
Cash at end of period                              $         0     $        0      $              0
                                                       --------      ---------            ----------

    The accompanying notes are an integral part of the financial statements.

                               MED-X SYSTEMS INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2005


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

     During the three months ended March 31, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month periods ended March 31, 2005 or 2004. The Company incurred $2,500 administrative expenses during both the three month periods ended March 31, 2005 and 2004.

Material Changes in Financial Condition, Liquidity and Capital Resources

     As of March 31, 2005 the Company had no current assets and $30,000 of current liabilities as compared to no current assets and $27,500 of current liabilities at December 31, 2004.

     Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge. However, unless management continues to fund its operations, it will have insufficient fiancial resources to continue as a going concern.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.1 Certification  Pursuant  to 18 USC  Section  1350 as  adopted  pursuant  to
     Section 302 of the Sarbanes - Oxley Act of 2002

31.2 Certification  Pursuant  to 18 USC  Section  1350 as  adopted  pursuant  to
     Section 906 of Sarbanes -Oxley Act of 2002


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Med-X Systems, Inc.


Date: January 4, 2007    By: /s/ Hank Vanderkam
                             --------------------------------------------
                               Hank Vanderkam
                               Chief Executive Officer and Chief
                               Financial Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 4, 2007

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002

--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Med-X Systems, Inc. on Form 10-QSB for the quarterly period ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Med-X Systems, Inc.

By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


January 4, 2007