Form 10QSB
period 2005-09-30
MED X SYSTEMS INC
filed 2007-01-04
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[  X ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                       N/A
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                               MED-X SYSTEMS, INC.
                                      INDEX


                                                                                                          Page
                                                                                                         Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2005(unaudited) and
                  December 31, 2004 (audited).............................................................3

                  Unaudited Condensed Statements of Operations - For the three months and nine months ended September 30, 2005and 2004and for the period from
                  inception (January 1, 1999) to September 30, 2005.......................................4

                  Unaudited Condensed Statements of Cash Flows - For the nine months ended
                  September 30, 2005 and 2004 and for the period from inception (January 1, 1999)
                  to September 30, 2005...................................................................5

                  Notes to Unaudited Condensed Financial Statements.......................................6

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations...........................................................................7

         Item 3.  Controls and Procedures.................................................................7

PART II - OTHER INFORMATION...............................................................................7
         Item 1.  Legal Proceeding........................................................................7
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................7
         Item 3.  Defaults Upon Senior Securities.........................................................7
         Item 4.  Submission of Matters to a Vote of Security Holders.....................................8
         Item 5.  Other Information.......................................................................8

          Item 6. Exhibits and Reports on Form 8-K........................................................8


SIGNATURES................................................................................................8


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets



                                     Assets
                                                                  September 30,         December 31,
                                                                      2005                  2004
                                                                  (unaudited)            (audited)

Current Assets

      Cash                                                   $            0      $               0
                                                               -------------       ----------------
      Total Current Assets                                                0                      0
                                                               -------------       ----------------
Total Assets                                                 $            0      $               0
                                                               =============       ================
                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                            $        35,000     $           27,500
                                                               -------------       ----------------
Total Current Liabilities                                             35,000                 27,500
                                                               -------------       ----------------
Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares
      authorized, none issued
      Common stock; no par 200,000,000 shares
      authorized 596,469 issued                                           -                      -
      and outstanding                                                 1,000                  1,000

Additional paid-in Capital                                                -                      -

Deficit accumulated during development stage                        (36,000)               (28,500)
                                                               -------------       ----------------
Total Stockholders' Deficit                                         (35,000)               (27,500)
                                                               -------------       ----------------
Total Liabilities & Stockholders' Deficit                    $            0      $                0
                                                               =============       ================

               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                       From Inception
                                For the Three Months Ended      For the Nine Months  (January 1, 1999)
                                      September 30,             Ended September 30,  Through September 30,
                                  2005            2004        2005          2004             2005


REVENUES                       $      0    $          0    $        0    $        0     $            0
                               ---------    ------------    ----------    ----------    ---------------
EXPENSES
     Administrative
     Expenses                     2,500           2,500         7,500         7,500             36,000
                               ---------    ------------    ----------    ----------    ---------------
       Total Expenses             2,500           2,500         7,500         7,500             36,000
                               ---------    ------------    ----------    ----------    ---------------
NET LOSS                       $ (2,500)    $    (2,500)    $  (7,500)    $  (7,500)    $      (36,000)
                               =========    ============    ==========    ==========    ===============

(LOSS) PER SHARE               $  (0.00)    $     (0.00)    $   (0.01)    $   (0.01)
                               =========    ============    ==========    ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                     596,469          596,469      596,469       596,469
                               =========    ============    ==========    ==========

               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                  For the Nine Months Ended         From Inception
                                                        September 30,              (January 1, 1999)
                                                                                        through
                                                                                     September 30,
                                                     2005            2004                2005
                                                   --------        --------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                 $    (7,500)     $  (7,500)      $       (36,000)
                                                  -----------      ----------       --------------
Adjustments to reconcile net loss
to cash used in operating activities:                   7,500          7,500                35,000
Increase in accounts payable - Director
                                                  -----------      ----------       --------------
Net Cash Used By Operating Activities                       0              0               (1,000)
                                                  -----------      ----------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                      0              0                 1,000
                                                  -----------      ----------       --------------
Net cash provided from financing activities                 0              0                 1,000
                                                  -----------      ----------       --------------
Net increase (Decrease) in cash                             0              0                     0
                                                  -----------      ----------       --------------
Cash at beginning of period                                 0              0                     0
                                                  -----------      ----------       --------------
Cash at end of period                            $          0     $        0      $              0
                                                  ===========      ==========       ==============


               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                               September 30, 2005


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

     During the three and nine months ended September 30, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three or nine month periods ended September 30, 2005 or 2004. The Company incurred administrative expenses of $7,500 during each of the nine month periods ended September 30, 2005 and 2004, respectively.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2005 the Company had no current assets $35,000 current liabilities as compared to no current assets and $27,500 current liabilities at December 31, 2004.

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


                            MED-X SYSTEMS, INC.


Date: January 4, 2007       By: /s/ Hank Vanderkam
                             ------------------------------------------
                            Hank Vanderkam
                            Chief Executive Officer and Chief Financial Officer

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