Form 10KSB
period 2005-12-31
MED X SYSTEMS INC
filed 2007-01-04
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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


                      1301 Travis, #1200, Houston, TX 77002
                    ------------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                           ----------------------------
                           (Issuer's telephone number)

       Class                   Shares Outstanding                  Date
       -----                   ------------------                  ----
Common, no par value                 596,469                 December 31, 2006

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

                                 Yes |X| No |_|

         The Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

         The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold is $0.


                       DOCUMENTS INCORPORATED BY REFERENCE

None
         Transition Small Business Disclosure Format:   Yes  [  ]   No  [ X ]

                               MED-X SYSTEMS, INC.
                                      INDEX

                                TABLE OF CONTENTS

                                                                         Page

PART I

         ITEM 1.   DESCRIPTION OF BUSINESS...............................  1
         ITEM 2.   DESCRIPTION OF PROPERTY...............................  1
         ITEM 3.   LEGAL PROCEEDINGS.....................................  1
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS......................................  1

PART II

         ITEM 5.   MARKET FOR COMMON EQUITY
                   RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
                   PURCHASER OF EQUITY SECURITIES........................  1
         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                   OF OPERATION..........................................  2
         ITEM 7.   FINANCIAL STATEMENTS..................................  4
         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 10
         ITEM 8A.  CONTROLS AND PROCEDURES............................... 10
         ITEM 8B.  OTHER INFORMATION.....................................

PART III

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS AND CORPORATE GOVERNANCE
                   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..... 10
         ITEM 10.  EXECUTIVE COMPENSATION................................ 10
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER
                   MATTERS............................................... 11
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........ 11
         ITEM 13.  EXHIBITS.............................................. 11
         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES................ 11


SIGNATURES         ...................................................... 11

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

There are approximately 970 holders of record of Med-X common stock as of December 31, 2005 and 2004.

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


PLAN OF OPERATION

During the years ended December 31, 2005 and 2004, the Company had no operations other than the search for a business to acquire or with which to combine.


The Company reported no revenues for either of the years ended December 31, 2005 or 2004. The Company incurred $10,000 of expenses during the years ended December 31, 2005and 2004 respectively. All of these expenses were incurred for state and SEC filings.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005 the Company had no current assets and $37,500 of current liabilities as compared to no current assets and $27,500 of current liabilities at December 31, 2004.

All of the services for the Company's filings are provided by the Company's president who also pays all of the Company's filing fees and audit expenses. Unless these services and expense advances continue, the company will have insufficient capital to pay for its statutory filings or continue operations, However, although the Company has no liquidity, it believes that it will be able to find a suitable Company to acquire or with which to combine.


OFF-BALANCE SHEET ARRANGEMENTS


We have not participated nor were we a party to any agreement to participate in any off-balance sheet arrangements.

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Med-X Systems, Inc.

We have audited the accompanying balance sheets of Med-X Systems, Inc. (the "Company") (a corporation in the development stage), as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and the period from January 1, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001 were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001, reflect no revenues and a net loss of $1,000 of the related totals. Our opinion insofar as it relates to the amounts included for such a prior period, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Med-X Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations, and its cash flows for the two years then ended and the period from January 1, 1999 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Thomas Leger & Co. L.L.P.
January 2, 2007
Houston, Texas

ITEM 7.  FINANCIAL STATEMENTS


                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                    Assets

                                                    December 31,    December 31,
                                                       2005              2004

Current Assets

      Cash                                       $            0      $        0
                                                   -------------       --------
      Total Current Assets                                    0               0
                                                   -------------       --------
Total Assets                                     $            0      $        0
                                                   =============       ========

           Liabilities & Stockholders' Deficit
Current Liabilities

      Accounts Payable - Director                $        37,500     $   27,500
                                                    -------------      ---------
Total Current Liabilities                                 37,500         27,500
                                                    -------------      ---------
Stockholders' Deficit
      Preferred stock; no par 50,000,000
      shares authorized, none issued
      Common stock; no par 200,000,000 shares
      authorized 596,469 issued                                -              -
      and outstanding                                      1,000          1,000

Additional paid-in Capital                                     -              -

Deficit accumulated during development stage             (38,500)       (28,500)
                                                    -------------      ---------
Total Stockholders' Deficit                              (37,500)       (27,500)
                                                    -------------      ---------
Total Liabilities & Stockholders' Deficit        $            0      $        0
                                                    =============      =========

              The accompanying notes are an integral part of these
                             financial statements.

                             MED-X SYSTEMS USA, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                From Inception
                               For the Year Ended December    (January 1, 1999)
                                           31,              Through December 31,
                                  2005            2004              2005

REVENUES                       $        0    $          0     $               0
                               -----------    ------------     -----------------
EXPENSES
     Administrative
     Expenses                      10,000          10,000                38,500
                               -----------    ------------     -----------------

       Total Expenses              10,000          10,000                38,500
                               -----------    ------------     -----------------
NET LOSS                       $  (10,000)    $   (10,000)     $        (38,500)
                               ===========    ============     -----------------

(LOSS) PER SHARE               $    (0.02)    $     (0.02)
                               ===========    ============
WEIGHTED AVERAGE SHARES
OUTSTANDING                       596,469          596,469
                               ===========    ============

              The accompanying notes are an integral part of these
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                 For the Years ended December 31, 2005 and 2004,
                  and for the period from Inception (January 1,
                           1999) to December 31, 2005



                                                                   Losses
                                                                accumulated
                                          Common      Stock      during the
                                          Shares      Amount   Development Stage     Total
                                        ----------   --------  ------------------   --------


Balance at inception, January 1,              0          $0             $0                $0
1999

Organizational services performed
by the Parent considered effective
January 1, 1999                         596,469       1,000              -             1,000

Net loss                                      -           -              -                 -
                                        --------     -------        --------         ---------
Balance at December 31, 1999            596,469       1,000         (1,000)                -

Net loss                                      -           -              -                 -
                                        --------     -------        --------         ---------
Balance at December 31, 2000            596,469       1,000         (1,000)                -

Net loss                                      -           -              -                 -
                                        --------     -------        --------         ---------

Balance December 31, 2001               596,469       1,000         (1,000)                -

Net loss                                      -           -         (7,500)           (7,500)
                                        --------     -------        --------         ---------
Balance at December 31, 2002            596,469       1,000         (8,500)           (7,500)

Net loss                                      -           -        (10,000)          (10,000)
                                        --------     -------        --------         ---------
Balance at December 31, 2003             596,469      $1,000       ($18,500)         ($17,500)

Net loss                                       -           -        (10,000)          (10,000)
                                        --------     -------        --------         --------

Balance at December 31, 2004             596,469      $1,000       ($28,500)         ($27,500)

Net loss                                       -           -        (10,000)           10,000
                                        --------     -------        --------         --------
Balance at December 31, 2005             596,469      $1,000       ($38,500)         ($37,500)



              The accompanying notes are an integral part of these
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                 For the Year Ended          From Inception
                                                    December 31,            (January 1, 1999)
                                                                                 through
                                                                            December 31, 2005
                                                 2005            2004


CASH FLOWS FROM FINANCING ACTIVITIES

Net Income (Loss)                            $ (10,000)     $ (10,000)   $          (38,500)


Adjustments to reconcile net loss to cash
used in operating activities:
Increase in accounts payable - Director         10,000         10,000                37,500
                                              ---------     ----------         --------------

Net Cash Used By Operating Activities                0              0               (1,000)
                                              ---------     ----------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock               0              0                 1,000

Net cash provided from financing activities          0              0                 1,000
                                              ---------     ----------         --------------
Net increase (Decrease) in cash                      0              0                     0

Cash at beginning of year                            0              0                     0
                                              ---------     ----------         --------------
Cash at end of year                         $        0     $        0   $                 0
                                              =========     ==========         ==============

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

NET LOSS PER COMMON SHARE

Basic and dilutive net loss per common share for the years ended December 31, 2005 and 2004 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

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

3.       ACCOUNTS PAYABLE - DIRECTOR

The accounts payable balance of $37,500 and $27,500 at December 31, 2005 and 2004 respectively, is an advance by a shareholder/director, convertible into Company's common stock at a rate of 10 shares for every $1 advanced. The payable is convertible into common stock at the option of the holder.

4.       INCOME TAXES

No provision for income taxes has been recorded due to operating losses at December 31, 2005. The Company has a net operating loss carry forward of approximately $38,500 of which the majority will expire on 2022. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $13,475 computed at the statutory rate, offset a valuation allowance of $13,475.

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

ITEM 8B.          OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of the present executive officers and directors of the Company and the positions held by each.

Name               Age        Title

Hank Vanderkam     62     Chief Executive Officer, Chief Financial
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


ITEM 10. EXECUTIVE COMPENSATION

No executive or director received compensation during the years ended December 31, 2005 and 2004.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no compensation plans, or individual compensation arrangements of the small business issuer as of December 31, 2005 and 2004.

As of December 31, 2005 and 2004, Equitable Assets, Inc. owned 474,589 of the 596,469 shares, of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Funds for keeping the company current in its filings are being furnished by the Company's chief executive officer.

No other relationships existed and no other related transactions occurred that require disclosure under Reg. ss.228.404.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                   Audit & Related
                                   Services
               2004                $4,500
               2005                $4,500



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MED-X SYSTEMS, INC.


                               By:  /s/Hank Vanderkam
                                  --------------------------------
                                 Hank Vanderkam
                                 Executive Officer & Chief Financial Offier
Dated: January 4, 2007

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

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Med-X Systems, Inc. on Form 10-KSB for the annual period ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Med-X Systems, Inc

By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer

January 4, 2007
                                       13