Form 10KSB
period 2006-12-31
MED X SYSTEMS INC
filed 2007-01-29
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                         Commission File Number 0-33107

                               MED-X SYSTEMS, INC.
                --------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                            76-0238783
---------------------------------               --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


                      1301 Travis, #1200, Houston, TX 77002
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (713) 547-8900
                             -----------------------
                           (Issuer's telephone number)

    Class                          Shares Outstanding             Date
    -----                          ------------------            ------
Common, no par value                    596,469             December 31, 2006

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

                                 Yes |X| No |_|

         The Issuer's revenues for the fiscal year ended December 31, 2006 were $0.

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
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....... 11
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

There are approximately 970 holders of record of Med-X common stock as of December 31, 2006 and 2005.

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

PLAN OF OPERATION

During the years ended December 31, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the years ended December 31, 2006 or 2005. The Company incurred $10,000 of expenses during the years ended December 31, 2006 and 2005 respectively. All of these expenses were incurred for state and SEC filings.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 the Company had no current assets and $47,500 of current liabilities as compared to no current assets and $37,500 of current liabilities at December 31, 2005.

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

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Med-X Systems, Inc.

We have audited the accompanying balance sheets of Med-X Systems, Inc. (the "Company") (a corporation in the development stage), as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and the period from January 1, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001 were audited by other auditors whose report expressed an unqualified opinion on those statements. The financial statements for the period from January 1, 1999 (inception) to December 31, 2001, reflect no revenues and a net loss of $1,000 of the related totals. Our opinion insofar as it relates to the amounts included for such a prior period, is based solely on the report of other such auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Med-X Systems, Inc. as of December 31, 2006 and 2005, and the results of its operations, and its cash flows for the two years then ended and the period from January 1, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Thomas Leger & Co. L.L.P.
January 5, 2007
Houston, Texas

ITEM 7.  FINANCIAL STATEMENTS


                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

             Assets

                                              December 31,       December 31,
                                                  2006              2005
                                             ---------------     --------------
Current Assets

      Cash                                     $          0    $          0
---------------------------------------------  --------------  --------------
      Total Current Assets                                0               0
---------------------------------------------  --------------  --------------
Total Assets                                   $          0    $          0
---------------------------------------------  ==============  ==============

  Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director              $      47,500   $      37,500
---------------------------------------------  --------------  --------------
Total Current Liabilities                             47,500          37,500
---------------------------------------------  --------------  --------------
Stockholders' Deficit
      Preferred stock; no par 50,000,000
      shares authorized, none issued
      Common stock; no par 200,000,000
      shares authorized 596,469 issued                     -               -
      and outstanding                                  1,000           1,000
---------------------------------------------  --------------  --------------
Additional paid-in Capital                                 -               -

Deficit accumulated during development stage        (48,500)        (38,500)
---------------------------------------------  --------------  --------------
Total Stockholders' Deficit                         (47,500)        (37,500)
---------------------------------------------  --------------  --------------
Total Liabilities & Stockholders' Deficit      $          0    $           0
---------------------------------------------  ==============  ==============

              The accompanying notes are an integral part of these
                             financial statements.

                             MED-X SYSTEMS USA, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                            From Inception
                         For the Year Ended December       (January 1, 1999)
                                     31,                  Through December 31,
                            2006            2005                  2006

REVENUES                 $         0    $          0        $             0
                         -----------    ------------        ---------------
EXPENSES
     Administrative
     Expenses                 10,000          10,000                 48,500

       Total Expenses         10,000          10,000                 48,500

NET LOSS                  $  (10,000)    $   (10,000)        $      (48,500)
                         ============   ==============      ----------------
(LOSS) PER SHARE          $    (0.02)    $     (0.02)
                         ============   ==============

WEIGHTED AVERAGE SHARES
OUTSTANDING                  596,469          596,469
                         ============   ==============

                 The accompanying notes are an integral part of
                          these financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Deficit

                 For the Years ended December 31, 2006 and 2005,
                  and for the period from Inception (January 1,
                           1999) to December 31, 2006

                                                                   Losses
                                                                   accumulated
                                                                   during
                                        Common          Stock      Development
                                        Shares          Amount     Stage           Total
                                       --------        --------   -------------   -------

Balance at inception, January 1,             0           $0            $0            $0
1999

Organizational services performed
by the Parent considered effective
January 1, 1999                        596,469        1,000             -         1,000

Net loss                                     -            -        (1,000)       (1,000)
                                       --------      --------     ---------     ---------
Balance at December 31, 1999           596,469        1,000        (1,000)            0

Net loss                                     -            -             -             -
                                        --------      --------     ---------     ---------
Balance at December 31, 2000           596,469        1,000        (1,000)            -

Net loss                                     -            -             -             -
                                        --------      --------     ---------     ---------
Balance December 31, 2001              596,469        1,000        (1,000)            -

Net loss                                     -            -        (7,500)       (7,500)
                                        --------      --------     ---------     ---------
Balance at December 31, 2002           596,469        1,000        (8,500)       (7,500)

Net loss                                     -            -       (10,000)      (10,000)
                                        --------      --------     ---------     ---------
Balance at December 31, 2003           596,469       $1,000      ($18,500)     ($17,500)

Net loss                                     -            -       (10,000)      (10,000)
                                        --------      --------     ---------     ---------
Balance at December 31, 2004           596,469       $1,000      ($28,500)     ($27,500)

Net loss                                     -            -       (10,000)       10,000
                                        --------      --------     ---------     ---------
Balance at December 31, 2005           596,469       $1,000      ($38,500)     ($37,500)

Net loss                                     -            -       (10,000)       10,000
                                        --------      --------     ---------     ---------
Balance at December 31, 2006           596,469       $1,000      ($48,500)     ($47,500)

                 The accompanying notes are an integral part of
                          these financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                   For the Year Ended           From Inception
                                                      December 31,             (January 1, 1999)
                                                                                    through
                                                                               December 31, 2006
                                                   2006            2005
                                                  ------          ------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Income (Loss)                              $   (10,000)     $ (10,000)      $   (48,500)

Adjustments to reconcile net loss to cash used
in operating activities:
Increase in accounts payable - Director             10,000         10,000            47,500
                                                   ---------     ---------        -----------
Net Cash Used By Operating Activities                    0              0            (1,000)
                                                   ---------     ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                   0              0             1,000
                                                   ---------     ---------        -----------
Net cash provided from financing activities              0              0             1,000
                                                   ---------     ---------        -----------
Net increase (Decrease) in cash                          0              0                 0

Cash at beginning of year                                0              0                 0
                                                   ---------     ---------        -----------
Cash at end of year                            $         0     $        0      $          0
                                                   =========     =========        ===========

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

On August 17, 2001 to facilitate a spin-off of Med-X Systems, Inc. to its shareholders, Unicorp, Inc. the parent of Med-X Systems, Inc. caused Med-X Systems, Inc. to file a registration statement with the United States Securities & Exchange Commission. This registration became effective on October 16, 2001. However, the spin-off of Med-X Systems, Inc. although approved in 2001, was not completed until the close of business on September 30, 2004. Under the terms of the spin-off, each shareholder of Unicorp, Inc. received, or is entitled to receive, one share of Med-X Systems, Inc. common stock for each share of common stock held of Unicorp, Inc.

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

NET LOSS PER COMMON SHARE

Basic and dilutive net loss per common share for the years ended December 31, 2006 and 2005 have been computed by dividing net loss by the weighted average number of shares of common stock outstanding during these periods.

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

3.       ACCOUNTS PAYABLE - DIRECTOR

The accounts payable balance of $47,500 and $37,500 at December 31, 2006 and 2005 respectively, is an advance by a shareholder/director, convertible into Company's common stock at a rate of 10 shares for every $1 advanced. The payable is convertible into common stock at the option of the holder.

4.       INCOME TAXES

No provision for income taxes has been recorded due to operating losses at December 31, 2006. The Company has a net operating loss carry forward of approximately $48,500 of which the majority will expire on 2022. The utilization of the net operating loss carry forward may be limited by Internal Revenue Code
382. The Company has a future tax benefit of $16,625 computed at the statutory rate, offset a valuation allowance of $16,625.

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


ITEM 10. EXECUTIVE COMPENSATION

No executive or director received compensation during the years ended December 31, 2006 and 2005.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no compensation plans, or individual compensation arrangements of the small business issuer as of December 31, 2006 and 2005.

As of December 31, 2006 and 2005, Equitable Assets, Inc. owned 474,589 of the 596,469 shares, of common stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Funds for keeping the company current in its filings are being furnished by the Company's chief executive officer.

No other relationships existed and no other related transactions occurred that require disclosure under Reg. ss.228.404.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                      Audit & Related
                      Services
               2005   $4,500
               2006   $4,500



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MED-X SYSTEMS, INC.


                         By: /s/Hank Vanderkam
                            ----------------------
                             Hank Vanderkam
                             Executive Officer & Chief Financial Offier
Dated: January 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                       Title                              Date
/s/Hank Vanderkam
-------------------
Hank Vanderkam             Chief Executive Officer            January 29, 2007
                           Chief Financial Officer &
                           Director

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

Dated: January 29, 2007

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