Form 10QSB
period 2006-03-31
MED X SYSTEMS INC
filed 2007-01-31
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


                      1301 Travis, #1200, Houston, TX 77002
                      -------------------------------------
                    (Address of principal executive offices)

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

                           General Enviromental, INC.
                                      INDEX

                                                                                               Page
                                                                                              Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - March 31, 2006 (unaudited) and
                  December 31, 2005 (audited)................................................     3

                  Unaudited Condensed Statements of Operations - For the three months ended March 31, 2006 and 2005and for the period from
                  inception (January 1, 1999) to March 31, 2006..............................     4

                  Unaudited Condensed Statements of Cash Flows - For the three months ended
                  March 31, 2006 and 2005 and for the period from inception (January 1, 1999)
                  to March 31, 2006 .........................................................     5

                  Notes to Unaudited Condensed Financial Statements..........................     6

                  Item 2. Management's Discussion and Analysis or Plan of Operation..........     7

         Item 3.  Controls and Procedures....................................................     7

PART II - OTHER INFORMATION..................................................................     7
         Item 1.  Legal Proceedings..........................................................     7
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................     7
         Item 3.  Defaults Upon Senior Securities............................................     7
         Item 4.  Submission of Matters to a Vote of Security Holders........................     7
         Item 5.  Other Information..........................................................     8
         Item 6. Exhibits ..................................................................      8


SIGNATURES...................................................................................     8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                    Assets

                                                                             March 31, 2006         December 31,
                                                                               (unaudited)              2005
                                                                                                     (audited)


Current Assets

      Cash                                                                   $            0      $               0
------------------------------------------------------------------------- -- ---------------- -- -------------------
      Total Current Assets                                                                0                      0
------------------------------------------------------------------------- -- ---------------- -- -------------------
Total Assets                                                                 $            0      $               0
------------------------------------------------------------------------- -- ================ -- ===================
                      Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $        40,000     $           37,500
------------------------------------------------------------------------- -- ---------------- -- -------------------

Total Current Liabilities                                                             40,000                 37,500
------------------------------------------------------------------------- -- ---------------- -- -------------------

Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued                    -                      -
      and outstanding                                                                  1,000                  1,000
------------------------------------------------------------------------- -- ---------------- -- -------------------

Additional paid-in Capital                                                                 -                      -

Deficit accumulated during development stage                                        (41,000)               (38,500)
------------------------------------------------------------------------- -- ---------------- -- -------------------
                                                                                                           (37,500)
Total Stockholders' Deficit                                                         (40,000)
------------------------------------------------------------------------- -- ---------------- -- -------------------

Total Liabilities & Stockholders' Deficit                                    $            0      $                0
------------------------------------------------------------------------- == ================ -- ===================

                 The accompanying notes are an integral part of
                           the financial statements.



                               MED-X SYSTEM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                    From Inception
                                For the Three Months Ended        (January 1, 1999)
                                        March 31,                 Through March 31,
---------------------------------------------------------------------------------------

                                  2006            2005                   2006
---------------------------------------------------------------------------------------


REVENUES                       $         0    $          0      $                    0
                               -----------    ------------      ----------------------
EXPENSES
     Administrative
     Expenses                        2,500           2,500                      41,000


       Total Expenses                2,500           2,500                      41,000
---------------------------------------------------------------------------------------

NET LOSS                       $   (2,500)    $    (2,500)      $             (41,000)
------------------------------------------------------------    -----------------------

(LOSS) PER SHARE               $    (0.00)    $     (0.00)
----------------------------------------------------------------
WEIGHTED AVERAGE SHARES
OUTSTANDING                        596,469          596,469
                                   =======          =======

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

                               MED-X SYSTEM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                              For the Three Months Ended         From Inception
                                                                        March 31,                (January 1, 1999)
                                                                                                      through

                                                                                                     March 31,
                                                                   2006            2005                2006
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                               $    (2,500)     $  (2,500)      $          (41,000)
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------

Adjustments to reconcile net loss to cash used in operating activities:
Increase in accounts payable - director                               2,500          2,500                   40,000
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------

Net Cash Used By Operating Activities                                     0              0                  (1,000)
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    0              0                    1,000
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------

Net cash provided from financing activities                               0              0                    1,000
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Net increase (Decrease) in cash                                           0              0                        0
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Cash at beginning of period                                               0              0                        0
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Cash at end of period                                          $          0     $        0      $                 0
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------

    The accompanying notes are an integral part of the financial statements.

                               MED-X SYSTEMS INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                 March 31, 2006


1.   General

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

     During the three months ended March 31, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three month periods ended March 31, 2006 or 2005. The Company incurred $2,500 administrative expenses during both the three month periods ended March 31, 2006 and 2005.

Material Changes in Financial Condition, Liquidity and Capital Resources

     As of March 31, 2006 the Company had no current assets and $40,000 of current liabilities as compared to no current assets and $37,500 of current liabilities at December 31, 2005.

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


                                  Med-X Systems, Inc.


Date: January 31, 2007           By: /s/ Hank Vanderkam

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

Dated: January 31, 2007

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Med-X Systems, Inc. on Form 10-QSB for the quarterly period ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Med-X Systems, Inc.


By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


January 31, 2007