Form 10QSB
period 2006-06-30
MED X SYSTEMS INC
filed 2007-01-31
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                    Yes X No



       Class                   Shares Outstanding              Date
 Common, no par value               596,469              December 31, 2006

                               MED-X SYSTEMS, INC.
                                      INDEX


                                                                                                             Page
                                                                                                            Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - June 30, 2006 (unaudited) and
                  December 31, 2005 (audited).............................................................      3

                  Unaudited Condensed Statements of Operations - For the three and six months ended June 30, 2006 and 2005 and for the period from
                  inception (January 1, 1999) to June 30, 2006............................................      4

                  Unaudited Condensed Statements of Cash Flows - For the six months ended
                  June 30, 2006 and 2005 and for the period from inception (January 1, 1999)
                  to June 30, 2006  ......................................................................      5

                  Notes to Unaudited Condensed Financial Statements.......................................      6

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations...........................................................................      7

         Item 3.  Controls and Procedures.................................................................      7

PART II - OTHER INFORMATION...............................................................................      7
         Item 1.  Legal Proceeding........................................................................      7
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................      7
         Item 3.  Defaults Upon Senior Securities.........................................................      7
         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      7
         Item 5.  Other Information.......................................................................      8

          Item 6. Exhibits ...............................................................................      8


SIGNATURES................................................................................................      8



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     Assets
                                                                              June 30, 2006         December 31,
                                                                               (unaudited)              2005
------------------------------------------------------------------------- -- ---------------- -- -------------------

Current Assets

      Cash                                                                   $            0      $               0
------------------------------------------------------------------------- -- ---------------- -- -------------------
      Total Current Assets                                                                0                      0
------------------------------------------------------------------------- -- ---------------- -- -------------------

Total Assets                                                                 $            0      $               0
------------------------------------------------------------------------- -- ================ -- ===================
                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $        42,500     $           37,500
------------------------------------------------------------------------- -- ---------------- -- -------------------

Total Current Liabilities                                                             42,500                 37,500
------------------------------------------------------------------------- -- ---------------- -- -------------------

Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued
      Common stock; no par 200,000,000 shares authorized 596,469 issued                    -                      -
      and outstanding                                                                  1,000                  1,000
------------------------------------------------------------------------- -- ---------------- -- -------------------

Additional paid-in Capital                                                                 -                      -

Deficit accumulated during development stage                                        (43,500)               (38,500)
------------------------------------------------------------------------- -- ---------------- -- -------------------

Total Stockholders' Deficit                                                         (42,500)               (37,500)
------------------------------------------------------------------------- -- ---------------- -- -------------------

Total Liabilities & Stockholders' Deficit                                    $            0      $                0
------------------------------------------------------------------------- -- ================ -- ===================

               The accompanying notes are an integral part of the
                             financial statements.


                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                         From Inception
                           For the Three Months Ended       For the Six Months         (January 1, 1999)
                                    June 30,                  Ended June 30,            Through June 30,
------------------------------------------------------------------------------------------------------------
                             2006            2005           2006          2005                2006


REVENUES                  $         0    $          0    $        0    $        0    $                0
                          -----------    ------------    ----------    ----------    ------------------
EXPENSES
     Administrative
     Expenses                   2,500           2,500         5,000         5,000                43,500
--------------------------------------------------------------------------------------------------------

       Total Expenses           2,500           2,500         5,000         5,000                43,500
--------------------------------------------------------------------------------------------------------

NET LOSS                  $   (2,500)    $    (2,500)    $  (5,000)    $  (5,000)    $         (43,500)
--------------------------============---==============--===========   ===========   ===================

(LOSS) PER SHARE          $    (0.00)    $     (0.00)    $   (0.01)    $   (0.01)
--------------------------============---==============--===========---===========---

WEIGHTED AVERAGE SHARES
OUTSTANDING                   596,469          596,469      596,469       596,469
--------------------------============---==============--===========---===========---

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

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                              For the Six Months Ended           From Inception
                                                                        June 30,              (January 1, 1999)
                                                                                                   through

                                                                                                  June 30,
                                                                   2006            2005             2006
----------------------------------------------------------- -- ------------- -- -----------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                               $    (5,000)     $  (5,000)   $          (43,500)
----------------------------------------------------------- -- ------------- -- -----------  --------------------

Adjustments to reconcile net loss to cash used in operating activities:
Increase in accounts payable - director                               5,000          5,000                42,500

----------------------------------------------------------- -- ------------- -- -----------  --------------------
Net Cash Used By Operating Activities                                     0              0               (1,000)
----------------------------------------------------------- -- ------------- -- -----------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    0              0                 1,000
----------------------------------------------------------- -- ------------- -- -----------  --------------------

Net cash provided from financing activities                               0              0                 1,000
----------------------------------------------------------- -- ------------- -- -----------  --------------------

Net increase (Decrease) in cash                                           0              0                     0
----------------------------------------------------------- -- ------------- -- -----------  --------------------
Cash at beginning of period                                               0              0                     0
----------------------------------------------------------- -- ------------- -- -----------  --------------------

Cash at end of period                                          $          0     $        0   $                 0
----------------------------------------------------------- -- ============= -- ===========  ====================

               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                                  June 30, 2006


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

     During the three and six months ended June 30, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three and six month periods ended June 30, 2006 or 2005. The Company incurred $ 2,500 and $5,000 administrative expenses during both the three and six month periods ended June 30, 2006 and 2005, respectively.

Material Changes in Financial Condition, Liquidity and Capital Resources

     As of June 30, 2006 the Company had no current assets and $42,500 of current liabilities as compared to no current assets and $37,500 of current liabilities at December 31, 2005.

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

Dated: January 31, 2007

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
18  U.S.C.   SECTION  1350,   AS  ADOPTED   PURSUANT  TO  SECTION  906  OF  TEHE
SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Med-X Systems, Inc. on Form 10-QSB for the quarterly period ended June 30, 2006fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Med-X Systems, Inc.

By: /s/ Hank Vanderkam
--------------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


January 31, 2007