Form 10QSB
period 2006-09-30
MED X SYSTEMS INC
filed 2007-01-31
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                               MED-X SYSTEMS, INC.
                                      INDEX


                                                                                                             Page
                                                                                                            Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2006 (unaudited) and
                  December 31, 2005 (audited).............................................................      3

                  Unaudited Condensed Statements of Operations - For the three months and nine months ended September 30, 2006and 2005and for the period from
                  inception (January 1, 1999) to September 30, 2006.......................................      4

                  Unaudited Condensed Statements of Cash Flows - For the nine months ended
                  September 30, 2006and 2005 and for the period from inception (January 1, 1999)
                  to September 30, 2006...................................................................      5

                  Notes to Unaudited Condensed Financial Statements.......................................      6

          Item 2.Management's Discussion and Analysis of Financial Condition and Results
                  of Operations...........................................................................      7

         Item 3.  Controls and Procedures.................................................................      7

PART II - OTHER INFORMATION...............................................................................      7
         Item 1.  Legal Proceeding........................................................................      7
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............................      7
         Item 3.  Defaults Upon Senior Securities.........................................................      7
         Item 4.  Submission of Matters to a Vote of Security Holders.....................................      8
         Item 5.  Other Information.......................................................................      8

          Item 6. Exhibits and Reports on Form 8-K........................................................      8


SIGNATURES................................................................................................      8


                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                                              September 30,         December 31,
                                                                                  2006                  2005
                                                                                (unaudited)          (audited)
------------------------------------------------------------------------- -- ---------------- -- -------------------

Current Assets

      Cash                                                                   $            0      $               0
------------------------------------------------------------------------- -- ---------------- -- -------------------
      Total Current Assets                                                                0                      0
------------------------------------------------------------------------- -- ---------------- -- -------------------
Total Assets                                                                 $            0      $               0
------------------------------------------------------------------------- -- ================ -- ===================

                       Liabilities & Stockholders' Deficit

Current Liabilities

      Accounts Payable - Director                                            $        45,000     $           37,500
------------------------------------------------------------------------- -- ---------------- -- -------------------
------------------------------------------------------------------------- -- ---------------- -- -------------------

Total Current Liabilities                                                             45,000                 37,500
------------------------------------------------------------------------- -- ---------------- -- -------------------
------------------------------------------------------------------------- -- ---------------- -- -------------------
Stockholders' Deficit
      Preferred stock; no par 50,000,000 shares authorized, none issued Common stock; no par 200,000,000 shares authorized 596,469 issued
      and outstanding                                                                      -                      -
                                                                                       1,000                  1,000
------------------------------------------------------------------------- -- ---------------- -- -------------------

Additional paid-in Capital                                                                 -                      -

Deficit accumulated during development stage                                        (46,000)               (38,500)
------------------------------------------------------------------------- -- ---------------- -- -------------------
Total Stockholders' Deficit                                                         (45,000)               (37,500)
------------------------------------------------------------------------- -- ---------------- -- -------------------
Total Liabilities & Stockholders' Deficit                                    $            0      $                0
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

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                             From Inception
                                For the Three Months Ended      For the Nine Months         (January 1, 1999)
                                      September 30,             Ended September 30,       Through September 30,
-----------------------------------------------------------------------------------------------------------------
                                  2006            2005           2006          2005                2006
-----------------------------------------------------------------------------------------------------------------

REVENUES                       $         0    $          0    $        0    $        0    $               0
                               -----------    ------------    ----------    ----------    -----------------

EXPENSES
     Administrative
     Expenses                        2,500           2,500         7,500         7,500               46,000
------------------------------------------------------------------------------------------------------------

       Total Expenses                2,500           2,500         7,500         7,500               46,000
------------------------------------------------------------------------------------------------------------

NET LOSS                       $   (2,500)    $    (2,500)    $  (7,500)    $  (7,500)    $        (46,000)
-------------------------------============---==============--===========   ===========   ==================

(LOSS) PER SHARE               $    (0.00)    $     (0.00)    $   (0.01)    $   (0.01)
-------------------------------============---==============--===========---===========---
WEIGHTED AVERAGE SHARES
OUTSTANDING                        596,469          596,469      596,469       596,469
-------------------------------============---==============--===========---===========--------------------------

               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                For the Nine Months Ended         From Inception
                                                                      September 30,              (January 1, 1999)
                                                                                                      through
                                                                                                   September 30,
                                                                   2006            2005                2006
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)
                                                               $    (7,500)     $  (7,500)      $          (46,000)
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Adjustments to reconcile net loss
to cash used in operating activities:                                 7,500          7,500                   45,000
Increase in accounts payable - Director
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Net Cash Used By Operating Activities                                     0              0                  (1,000)
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                    0              0                    1,000
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Net cash provided from financing activities                               0              0                    1,000
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Net increase (Decrease) in cash                                           0              0                        0
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Cash at beginning of period                                               0              0                        0
----------------------------------------------------------- -- ------------- -- ----------- --- --------------------
Cash at end of period                                          $          0     $        0      $                 0
----------------------------------------------------------- -- ============= -- =========== --- ====================

               The accompanying notes are an integral part of the
                             financial statements.

                               MED-X SYSTEMS, INC.
                          (A Development Stage Company)
              Notes to the Unaudited Condensed Financial Statements
                               September 30, 2006


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

     During the three and nine months ended September 30, 2006 and 2005, the Company had no operations other than the search for a business to acquire or with which to combine.

     The Company reported no revenues for either of the three or nine month periods ended September 30, 2006 or 2005. The Company incurred administrative expenses of $7,500 during each of the nine month periods ended September 30, 2006 and 2005, respectively.

Material Changes in Financial Condition, Liquidity and Capital Resources

     At September 30, 2006 the Company had no current assets $45,000 current liabilities as compared to no current assets and $37,500 current liabilities at December 31, 2005.

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


--------------------------------------------------------------------------------
I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Med-X Systems, Inc. on Form 10-QSB for the quarterly period ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Med-X Systems, Inc.

By: /s/ Hank Vanderkam
--------------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer


January 31, 2007