Form 10QSB
period 2007-03-31
MED X SYSTEMS INC
filed 2007-04-23
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 0-33107

MED-X SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	76-0238783
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒ No

Class	Shares Outstanding	Date
Common, no par value	596,469	April 15, 2007

Med X Systems, Inc.
INDEX

PART I - FINANCIAL INFORMATION	Page Number
Item 1.Financial Statements
Condensed Balance Sheets - March 31, 2007 (unaudited) and December 31, 2006 (audited)	3
Unaudited Condensed Statements of Operations - For the three months ended March 31, 2007 and 2006 and for the period from inception (January 1, 1999) to March 31, 2007	4
Unaudited Condensed Statements of Cash Flows - For the three months ended March 31, 2007 and 2006 and for the period from inception (January 1, 1999) to March 31, 2007	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management's Discussion and Analysis or Plan of Operation	7
Item 3. Controls and Procedures	7
PART II - OTHER INFORMATION	7
Item 1. Legal Proceedings	7
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3. Defaults Upon Senior Securities	7
Item 4. Submission of Matters to a Vote of Security Holders	8
Item 5. Other Information	8
Item 6. Exhibits	8
SIGNATURES	8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MED-X SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	March 31, 2007 (unaudited)	December 31, 2006 (audited)
Current Assets Cash	$0	$0
Total Current Assets	0	0
Total Assets	$0	$0
Liabilities & Stockholders’ Deficit
Current Liabilities Accounts Payable - Director	$50,000	$47,500
Total Current Liabilities	50,000	47,500
Stockholders’ Deficit Preferred stock; no par 50,000,000 shares authorized, none issued Common stock; no par 200,000,000 shares authorized 596,469 issued and outstanding	- 1,000	- 1,000

Additional paid-in Capital	-	-
Deficit accumulated during development stage	(51,000)	(48,500)
Total Stockholders’ Deficit	(50,000)	(47,500)
Total Liabilities & Stockholders’ Deficit	$0	$0

The accompanying notes are an integral part of the financial statements.

MED-X SYSTEM, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From Inception (January 1, 1999) Through March 31,
	2007	2006	2007
REVENUES	$0	$0	$0
EXPENSES Administrative Expenses	2,500	2,500	51,000
Total Expenses	2,500	2,500	51,000
NET LOSS	$(2,500)	$(2,500)	$(51,000)
(LOSS) PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	596,469	596,469

The accompanying notes are an integral part of the financial statements.

MED-X SYSTEM, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From Inception (January 1, 1999) through
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES Net Income (Loss)	$(2,500)	$(2,500)	$(51,000)
Adjustments to reconcile net loss to cash used in operating activities: Increase in accounts payable - director	2,500	2,500	50,000
Net Cash Used By Operating Activities	0	0	(1,000)
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from issuance of common stock	0	0	1,000
Net cash provided from financing activities	0	0	1,000
Net increase (Decrease) in cash	0	0	0
Cash at beginning of period	0	0	0
Cash at end of period	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

MED-X SYSTEMS INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2007

1.	General

The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2006. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

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

During the three months ended March 31, 2007 and 2006, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the three month periods ended March 31, 2007 or 2006. The Company incurred $2,500 administrative expenses during both the three month periods ended March 31, 2007 and 2006.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of March 31, 2007 the Company had no current assets and $50,000 of current liabilities as compared to no current assets and $47,500 of current liabilities at December 31, 2006.

Although the Company has no liquidity, it believes that it will be able to find a suitable Company with which to merge. However, unless management continues to fund its operations, it will have insufficient fiancial resources to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our Chief Executive Officer (“CEO”) who is also our Chief Financial Officer (“CFO”). Based on this evaluation, our management, including our CFO and CEO, concluded that our disclosure controls and procedures were effective, and that there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Med-X Systems, Inc.

Date: April 23, 2007	By:	/s/ Hank Vanderkam

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 23, 2007

By: /s/ Hank Vanderkam
Hank Vanderkam
Chief Executive Officer and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF TEHE SARBANES-OXLEY ACT OF 2002

I, Hank Vanderkam, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Med-X Systems, Inc. on Form 10-QSB for the quarterly period ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Med-X Systems, Inc.

By: /s/ Hank Vanderkam
----------------------------
Name: Hank Vanderkam
Title: Chief Executive Officer
& Chief Financial Officer

April 23, 2007