Form 10QSB
period 2007-06-30
MED X SYSTEMS INC
filed 2007-08-14
CIK 1145420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ྈ No

Class	Shares Outstanding	Date
Common, no par value	596,469	August 14, 2007

MED-X SYSTEMS, INC.
INDEX

Page Number
PART I - FINANCIAL INFORMATION
Item 1.Financial Statements
Condensed Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006 (audited)	3
Unaudited Condensed Statements of Operations - For the three and six months ended June 30, 2007 and 2006 and for the period from inception (January 1, 1999) to June 30, 2007	4
Unaudited Condensed Statements of Cash Flows - For the six months ended June 30, 2007 and 2006 and for the period from inception (January 1, 1999) to June 30, 2007	5
Notes to Unaudited Condensed Financial Statements	6
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Controls and Procedures	7
PART II - OTHER INFORMATION	7
Item 1.Legal Proceeding	7
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.Defaults Upon Senior Securities	7
Item 4.Submission of Matters to a Vote of Security Holders	7
Item 5.Other Information	8
Item 6.Exhibits	8
SIGNATURES	8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MED-X SYSTEMS, INC.
(A Development Stage Company)
Balance Sheets

Assets
	June 30, 2007 (unaudited)	December 31, 2006
Current Assets Cash	$0	$0
Total Current Assets	0	0
Total Assets	$0	$0
Liabilities & Stockholders’ Deficit
Current Liabilities Accounts Payable - Director	$52,500	$47,500
Total Current Liabilities	52,500	47,500
Stockholders’ Deficit Preferred stock; no par 50,000,000 shares authorized, none issued Common stock; no par 200,000,000 shares authorized 596,469 issued and outstanding	- 1,000	- 1,000

Additional paid-in Capital	-	-
Deficit accumulated during development stage	(53,500)	(48,500)
Total Stockholders’ Deficit	(52,500)	(47,500)
Total Liabilities & Stockholders’ Deficit	$0	$0

The accompanying notes are an integral part of the financial statements.

MED-X SYSTEMS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (January 1, 1999) Through June 30,
	2007	2006	2007	2006	2007
REVENUES	$0	$0	$0	$0	$0
EXPENSES Administrative Expenses	2,500	2,500	5,000	5,000	53,500
Total Expenses	2,500	2,500	5,000	5,000	53,500
NET LOSS	$(2,500)	$(2,500)	$(5,000)	$(5,000)	$(53,500)
(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	596,469	596,469	596,469	596,469

The accompanying notes are an integral part of the financial statements.

MED-X SYSTEMS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		From Inception (January 1, 1999) through
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES Net Income (Loss)	$(5,000)	$(5,000)	$(53,500)
Adjustments to reconcile net loss to cash used in operating activities: Increase in accounts payable - director	5,000	5,000	52,500
Net Cash Used By Operating Activities	0	0	(1,000)
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from issuance of common stock	0	0	1,000
Net cash provided from financing activities	0	0	1,000
Net increase (Decrease) in cash	0	0	0
Cash at beginning of period	0	0	0
Cash at end of period	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

MED-X SYSTEMS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
June 30, 2007

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

During the three and six months ended June 30, 2007 and 2006, the Company had no operations other than the search for a business to acquire or with which to combine.

The Company reported no revenues for either of the three and six month periods ended June 30, 2007 or 2006. The Company incurred $ 2,500 and $5,000 administrative expenses during both the three and six month periods ended June 30, 2007 and 2006, respectively.

Material Changes in Financial Condition, Liquidity and Capital Resources

As of June 30, 2007 the Company had no current assets and $52,500 of current liabilities as compared to no current assets and $47,500 of current liabilities at December 31, 2006.

Although the Company has no liquidity, it believes that it will be able to find a suitable Company to acquire or with which to merge. However, unless management continues to fund the Company’s operations, it will have insufficient financial resources to continue as a going concern.

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

MED-X SYSTEMS, INC.

Date: August 14, 2007	By:	/s/ Hank Vanderkam
Hank Vanderkam, Chief Executive Officer and Chief Financial Officer

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

Dated: August 14, 2007

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

August 14, 2007