Form 10QSB
period 2007-09-30
MED X SYSTEMS INC
filed 2007-11-14
CIK 1145420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐           TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 0-33107

MED-X SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0238783
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 West 46th Street, Second Floor, New York, New York 10036
(Address of Principal Executive Offices)

(800) 930-8780
(Issuer’s Telephone Number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐.

As of November 14, 2007, the Registrant had 20,596,469 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐                      No ☒

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☒

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Item 2. Management Discussion and Analysis	13
Item 3. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited Condensed Consolidated Financial Statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 have been prepared by Med-X Systems, Inc., a Nevada corporation.

MED-X SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,532
Accounts receivable, net of $7,350 allowance for doubtful accounts	18,000
Inventories	42,739
Total current assets	67,271
Property and equipment, net of accumulated depreciation of $0	31,945
Other asset (Note C)	100,000
Total Assets	199,216
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	65,065
Convertible promissory note (Note D)	32,500
Total current liabilities	97,565
Commitments and contingencies (Note G)
STOCKHOLDERS' EQUITY:
Preferred stock, no par value; 50,000,000 shares authorized, none issued	-
Common stock, no par value; 200,000,000 shares authorized, 20,596,469 shares issued and outstanding at September 30, 2007	800,000
Additional paid in capital	-
Accumulated deficit	(698,349)
Total Stockholders' Equity	101,651
Total Liabilities and Stockholders' Equity	$199,216

See accompanying footnotes to the unaudited condensed consolidated financial statements

MED-X SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,2007	Nine Months Ended September 30, 2007	For the Period From July 18, 2006 (Inception) to September 30, 2006
REVENUES:
Net sales	$45,850	$314,169	$-
Cost of sales	7,702	100,674	-
Gross Profit	38,148	213,495	-
OPERATING EXPENSES:
Media advertising	50,671	332,010	-
Selling, general and administrative	220,503	579,934	-
Total Operating Expenses	271,174	911,844	-
LOSS FROM OPERATIONS	(233,026)	(698,349)	-
Income taxes	-	-	-
NET LOSS	$(233,026)	$(698,349)	$-
Net loss per common share (basic and assuming dilution)	$(0.01)	$(0.03)	$-

Weighted average common shares outstanding – basic	20,207,467	22,340,978	8,000,000
Weighted average common shares outstanding – fully diluted	33,207,467	26,721,930	8,000,000

See accompanying footnotes to the unaudited condensed consolidated financial statements

MED-X SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Common to be Issued	Deficit	Total
Balance-December 31, 2006	-	$-	20,000,000	$800,000	$(400,000)	$-	$400,000
Subscriptions received	-	-	-	-	400,000	-	400,000
Issuance of shares in exchange for previously issued and outstanding shares held by Med-X Systems, Inc. common shareholders	-	-	596,469	-	-	-	-
Net Loss	-	-	-	-	-	(698,349)	(698,349)
Balance-September 30, 2007	-	$-	20,596,469	$800,000	$-	$(698,349)	$101,651

See accompanying footnotes to the unaudited condensed consolidated financial statements

MED-X SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	For the Period From July 18, 2006 (Inception) to
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(341,523)	-
Net cash used in investing activities	(31,945)
Net cash provided by financing activities	380,000	-
Net increase in cash	6,532	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$6,532	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for taxes	$-	$-

See accompanying footnotes to the unaudited condensed consolidated financial statements

MED-X SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 8-K filed on August 30, 2007.

Basis of Presentation

On August 29, 2007 (the “Effective Date”), Med-X Systems, Inc., a Nevada corporation, (“Med-X”), Equitable Assets, Inc., a Nevada corporation, the controlling stockholder of Med-X (the “Med-X Controlling Stockholder”), Cranston, Inc., a Nevada corporation (“the Subsidiary”), and Cranston, Inc., a New York corporation (“Cranston”) entered into and closed a Plan and Agreement of Triangular Merger (the “Merger”) between Med-X Systems, Inc., Cranston, Inc. (a Nevada corporation), and Cranston, Inc. (a New York corporation).  As a result of the Merger, Cranston, Inc., a New York corporation, merged with and into the Subsidiary and the stockholders of Cranston, Inc., a New York corporation (the “Cranston Stockholders”) received shares of the common stock of Med-X, no par value per share (“the Med-X Common Stock”) in exchange for all of their shares of the common stock of Cranston, Inc., a New York corporation, no par value per share (the “Cranston Common Stock”).  Cranston was a privately held New York corporation and the Subsidiary was a newly formed wholly-owned Nevada subsidiary of Med-X.

Med-X is an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, Cranston was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Cranston's capital structure.

For accounting purposes, Cranston has accounted for the transaction as a reverse acquisition and Cranston shall be the surviving entity. From 1989, until the date of the Exchange, Med-X was an inactive entity, with no operations. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Exchange, all previously 200 shares of outstanding common stock owned by Cranston’s shareholders were exchanged for an aggregate of 20,000,000 shares of Med-X's Common Stock. The value of Med-X’s Common Stock that was issued was the historical cost of Med-X's net tangible assets, which did not differ materially from their fair value.

Cranston designs, develops imports and distributes health and beauty care products to Internet and mass market retailers, general merchandisers and directly to consumers through direct response marketing campaigns.  Cranston purchases its products from unaffiliated manufacturers most of which are located in South Africa, the People's Republic of China, and the United States.

The consolidated financial statements include the accounts of the Registrant, the Subsidiary, and its wholly-owned subsidiary, Cranston. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions, and all highly liquid debt instruments purchased with a original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reduce amounts to their estimated realizable value. In estimating the provision for doubtful accounts, the Company considers a number of factors including age of the accounts receivable, trends and ratios involving the age of the accounts receivable and the customer mix of each aging categories. There were no allowances established at September 30, 2007.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Inventories / Cost of Goods Sold

The Company has adopted a policy to record inventory at the lower of cost or market determined by the first-in-first-out method. The elements of cost that comprise inventory and cost of goods sold are FOB shipping point costs, freight and destination charges, customs and importation fees and taxes, customer broker fees (if any) and other related costs. Warehousing costs are changed to cost of goods in the period the costs are incurred. The Company provides inventory allowances based on estimates of obsolete inventories. Inventories consist of finished products available for sale to distributors and customers.

Income Taxes

The Company has adopted Financial Accounting Standards No. 109 ("SFAS 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The Company has no net operating loss carry forward, which may be used to reduce future taxable income. Any net operating loss carry forward generated in the year ending December 31, 2007 will expire in 2027 if not used prior to that time.

 Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company had no expenditures on research and product development for the nine months ended September 30, 2007.

Advertising Costs

The Company follows SOP 93-7 whereby charging the costs of advertising to expenses as incurred. The Company charged to operations $50,671 and $332,010 as advertising costs for the three and nine-month periods ended September 30, 2007, respectively.

Earnings per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible promissory note, if such effect is dilutive.

As of September 30, 2007, the assumed conversion of convertible promissory note into 13,000,000 common shares was not included in the computation of diluted loss per share because the assumed conversion would be anti-dilutive for periods presented.

Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimate amounts are recognized in the year in which such adjustments are determined.

New Accounting Pronouncements

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted any stock-based compensation plans.

NOTE B - ACQUISITION AND CAPITAL RESTRUCTURE

On August 29, 2007 (the “Effective Date”), Med-X Systems, Inc., a Nevada corporation, (“Med-X”), Equitable Assets, Inc., a Nevada corporation, the controlling stockholder of Med-X (the “Med-X Controlling Stockholder”), Cranston, Inc., a Nevada corporation (“the Subsidiary”), and Cranston, Inc., a New York corporation (“Cranston”) entered into and closed a Plan and Agreement of Triangular Merger (the “Merger”) between Med-X Systems, Inc., Cranston, Inc. (a Nevada corporation), and Cranston, Inc. (a New York corporation).  As a result of the Merger, Cranston, Inc., a New York corporation, merged with and into the Subsidiary and the stockholders of Cranston, Inc., a New York corporation (the “Cranston Stockholders”) received shares of the common stock of Med-X, no par value per share (“the Med-X Common Stock”) in exchange for all of their shares of the common stock of Cranston, Inc., a New York corporation, no par value per share (the “Cranston Common Stock”).  Cranston was a privately held New York corporation and the Subsidiary was a newly formed wholly-owned Nevada subsidiary of Med-X.

Med-X is an inactive publicly registered shell corporation with no significant assets or operations. In accordance with SFAS No. 141, Cranston was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Cranston's capital structure.

For accounting purposes, Cranston has accounted for the transaction as a reverse acquisition and Cranston shall be the surviving entity. From 1989, until the date of the Exchange, Med-X was an inactive entity, with no operations. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Exchange, all previously 200 shares of outstanding common stock owned by Cranston’s shareholders were exchanged for an aggregate of 20,000,000 shares of Med-X's Common Stock. The value of Med-X’s Common Stock that was issued was the historical cost of Med-X's net tangible assets, which did not differ materially from their fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 100,000 share of Med-X's common stock for 1 shares of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

Med-X issued 596,469 shares of Common Stock in exchange for the outstanding shares of common stock held by Med-X shareholders.

Effective with the Exchange, the Company agreed to pay $80,000 for services rendered to the Company that is payable upon the Company listing its shares on the Over-the-Counter Bulletin Board.

The assets transferred and liabilities assumed were valued at their historical costs, which did not differ materially from their fair values.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Cranston prior to the merger with Med-X.

NOTE C – OTHER ASSET

The Company deposited $800,000 into a non-interest bearing escrow account to be utilized for a future acquisition of a public shell company and to consummate a product license.  As of September 30, 2007, $100,000 was held in escrow.

NOTE D – CONVERTIBLE PROMISSORY NOTE

On March 31, 2002, the Company issued a non-interest bearing Convertible Promissory Note to an individual (“lender”) in exchange for advances by the lender, who is a former officer and director and current shareholder.  At the lender’s option, the Convertible Promissory Note may be converted at a rate of 400 shares of Company common stock for every $1.00 of outstanding note balance.  Effective with the August 30, 2007 Exchange, the Company reduced the $52,500 outstanding Convertible Promissory Note balance at the time by making a $20,000 payment.  The Convertible Promissory Note balance outstanding of $32,500 at September 30, 2007 may be converted into 13,000,000 shares of Company common stock.

NOTE E - CAPITAL STOCK

The Company’s authorized common equity consists of 200,000,000 shares of a single class of common stock, having no par value, of which 20,596,469 shares are outstanding. The holders of the Company’s common stock have no cumulative voting rights or preemptive rights.

Effective with the Exchange, all previously 200 shares of outstanding common stock owned by Cranston’s shareholders were exchanged for an aggregate of 20,000,000 shares of Med-X’s Common Stock.

The Company’s authorized preferred equity consists of 50,000,000 shares of preferred stock, having no par value, of which none are issued.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 100,000 share of Med-X's common stock for 1 shares of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

Med-X issued 596,469 shares of Common Stock in exchange for the outstanding shares of common stock held by Med-X shareholders.

In December 2006, Cranston sold 120 shares of its Common stock for a net average price of $6,666.67 per share. As of December 31, 2006, Cranston had a subscription receivable outstanding totaling $400,000 that was subsequently collected.

NOTE F - CASH FLOWS

The following are the non-cash transaction for the nine months ended September 30, 2007:

Effective with the Exchange, all previously outstanding 200 shares of common stock owned by Cranston’s shareholders were exchanged for an aggregate of 20,000,000 shares of Cranston's common stock.  The value of the stock that was issued was the historical cost of Med-X’s net tangible assets, which did not differ materially from their stated value.

Effective with the Exchange, the company assumed the remaining $32,500 balance outstanding on the Convertible Promissory Note.

NOTE G - COMMITMENTS AND CONTIGENCIES

Facility leases

The Company does not lease or own any property. The Company contracts with a third party logistics companies for fulfillment services and the use of warehouse space in Maine, Connecticut and Tennessee.

Employment agreements

 The Company does not have any employment agreements.

License agreements

On November 21, 2006, the Company entered into a licensing agreement to become the exclusive worldwide distributor of proprietary formulated hair inhibitor product in perpetuity.  The license does not contain any significant purchase commitments or minimum royalties.

NOTE H - CONCENTRATIONS

Purchases from two of the Company's suppliers approximated $40,000 and $8,450 or 82.6% and 17.4% of total purchases for the three months ended September 30, 2007. Purchases from the three major suppliers approximated $47,871 or 33.4%, $40,000 or 27.9% and $36,135 or 25.2% of total purchases, respectively, for the nine months ended September 30, 2007.

NOTE I - RELATED PARTY TRANSACTIONS

On March 31, 2002, the Company issued a non-interest bearing Convertible Promissory Note to a person who is a former Med-X officer and director and current shareholder in exchange for advances by the person.  The Convertible Promissory Note may be converted, at the person’s sole option, at a rate of 400 shares of Company common stock for every $1.00 of outstanding note balance.  Effective with the August 30, 2007 Exchange, the Company reduced the $52,5000 outstanding Convertible Promissory Note balance at the time by making a $20,000 payment.  The Convertible Promissory Note balance outstanding of $32,500 at September 30, 2007 may be converted into 13,000,000 shares of Company common stock.Effective with the Exchange, the Company incurred a fee of $80,000 for services provided by person for assisting the Company with listing its shares on the Over-the-Counter Bulletin Board. The fee is included in selling, general and administrative expense.

NOTE J - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed financial statements, as of September 30, 2007, the Company had a cash position of $6,531 and incurred a net loss of $698,349 for the nine months then ended.  These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company is actively seeking cash for operations by pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products, collection of its note receivable and additional equity investment in the Company.

If operations and cash flows improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Form 10-QSB, references to the “Med-X,” “Company,” ”we,” “our” or “us” refer to Med-X Systems, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

History and Organizational Structure

On August 17, 2001, to facilitate a spin-off of Med-X Systems, Inc. (“Med-X”) to its shareholders, Unicorp, Inc., the parent of Med-X, caused Med-X to file a registration statement with the U.S. Securities and Exchange Commission (“SEC”).  This registration statement became effective on October 16, 2001. However, the spin-off of Med-X although approved in 2001, was not completed until September 30, 2004.  Under terms of the spin-off, each shareholder of Unicorp, Inc. received, or is entitled to receive, one share of Med-X common stock for each share of common stock held of Unicorp, Inc.  Between September 30, 2004 and August 29, 2007, Med-X was an inactive publicly registered shell corporation with no significant assets or operations.

On July 18, 2006, Cranston, Inc. (“Cranston”), a New York corporation, was created by its founding shareholders to establish a sales and marketing business for consumer health and beauty care products.

On August 29, 2007 (the “Effective Date”), Med-X, Equitable Assets, Inc., a Nevada corporation, the controlling stockholder of Med-X (the “Med-X Controlling Stockholder”), Cranston, Inc., a Nevada corporation (“the Subsidiary”), and Cranston, Inc., a New York corporation (“Cranston”) entered into and closed a Plan and Agreement of Triangular Merger (the “Merger”) between Med-X Systems, Inc., Cranston, Inc. (a Nevada corporation), and Cranston, Inc. (a New York corporation).  As a result of the Merger, Cranston, Inc., a New York corporation, merged with and into the Subsidiary and the stockholders of Cranston, Inc., a New York corporation (the “Cranston Stockholders”) received shares of the common stock of Med-X, no par value per share (“the Med-X Common Stock”) in exchange for all of their shares of the common stock of Cranston, Inc., a New York corporation, no par value per share (the “Cranston Common Stock”).  Cranston was a privately held New York corporation and the Subsidiary was a newly formed wholly-owned Nevada subsidiary of Med-X.

In accordance with SFAS No. 141, Cranston was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Cranston's capital structure.

For accounting purposes, Cranston has accounted for the transaction as a reverse acquisition and Cranston shall be the surviving entity.  Cranston did not recognize goodwill or any intangible assets in connection with the transaction. Effective with the Exchange, all previously 200 shares of outstanding common stock owned by Cranston’s shareholders were exchanged for an aggregate of 20,000,000 shares of Med-X's Common Stock. The value of Med-X’s Common Stock that was issued was the historical cost of Med-X's net tangible assets, which did not differ materially from their fair value.

All operating activities are carried out by Cranston.  Effective with the Exchange Agreement, we changed headquarters to 2 West 47th Street, Second floor, New York, New York, 10036.

Since Cranston’s inception on July 18, 2006, we started creating a management team by hiring a chief executive officer; we acquired an exclusive license to sell Epil-X, a hair growth inhibitor product, and we produced and aired a television infomercial featuring Epil-X.  We intend to target the U.S. and selected international markets for health and beauty care products.  We focus on products that are easy to use, effective and complementary to a person's active lifestyle.  Our product menu will focus on products that are trend-oriented with features to include personal comfort and broad customer appeal.  Our success will come from understanding this market, defining new innovative products that appeal to our demographic customer base, and using marketing experience to design campaigns to maximize the return from use of our marketing funds.

Plan of Operation

Cranston's strategic plan emphasizes a scalable operation that provides for continuous access to the unique skill sets needed to operate all aspects of a direct response business.  We plan to sell our products directly to consumers using television and Internet-based direct response marketing campaigns.  Successful entry into the direct response sales business requires expertise in marketing, selling, logistics, customer service, packaging, technology, product development, and finance, accounting and legal matters.  The challenge for Cranston is to gain access to this costly expertise as we grow from our developmental stage into an established business.

Our sales and marketing operations will be supported by several specialized third party vendors that operate in-bound telephone call centers, customer order fulfillment centers, credit card payment processing functions and customer service response.  We will acquire finished products manufactured by qualified third party manufacturers, shipped by common carriers with customs clearing experience.  We will also use media placement agents to assist with purchases of television advertising time in time slots that are most conducive to viewer responsiveness as measured by a variety of standard performance criteria.  We have consulted with various parties to provide us with direct response industry services in the areas of television infomercial production management, Internet marketing and website development, telemarketing script development, call center performance oversight, media buying, ad campaign development, management of logistics for moving product from the factory to fulfillment center, graphics capabilities for packaging, labeling and marketing; fulfillment center oversight, accounting and financial reporting; and legal services focused on industry specific matters. As a result, our chief executive officer has been able to begin operating our business using strategic business partners, consultants and relatively few employees rather than operate with a larger staff of employees that necessitates a relatively high fixed cost burden.

In general, we intend to follow a strategy that will allow us to become the sole marketer of the products that we sponsor through the negotiation and execution of exclusive licensing and or distribution agreements in territories we select.  Typically, the United States will always be included as a principal market for our products.  After product license agreements are in place, we will market licensed products using our direct response-marketing model.  After evaluating the risk and economic opportunity, we will also entertain other business arrangements including strategic alliances, and brand partners.

In order to realize economies of scale, we expect to order products in single or multiple container loads with orders expected to be prepaid prior to taking title to the goods from the manufacturer.  The Epil-X product is manufactured in Canada under the supervision of the product Wellington.

Customers are expected to generally use their credit cards to pay for purchases of our products.  We recently established relationships with credit card merchant service providers to handle credit card processing and payment settlements from our direct response sales.

At this time, there is no federal or state certification or regulatory requirements for our products.  Management is not of aware of any pending federal or state legislation which would introduce regulatory requirements that would negatively impact or impede the sales and distribution of our products in the United States or elsewhere.  Our products and business practices may be subject to review by third party regulators and consumer affairs monitors and actions resulting from such reviews, including but not limited to cease and desist orders, fines and recalls.  Although the Epil-X products are not regulated by the U.S. Food and Drug Administration, Cranston may in the future sell products that are subject to FDA regulations.  Our advertising is subject to review by the National Advertising Council (NAC) and its advertisements could be subject to NAC recommendations for modification.  The U.S. Federal Trade Commission and state and local consumer affairs bodies oversee various aspects of our sales and marketing activities and customer handling processes.  If any of these agencies, or other agencies that have a right to regulate our products, engage in reviews of our products or marketing procedures, we may be subject to various enforcement actions from such agencies.

Results of Operations

THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS AND PERIOD FROM INCEPTION TO SEPTEMBER 30, 2006

Revenues

Med-X, through its wholly owned subsidiary Cranston, sells health and beauty care products directly to consumers ("direct response sales") and to retailers (the "retail sales"). Cranston uses television and Internet advertising to promote sales in both segments. Cranston was formed on July 18, 2006 and we commenced selling activities in January 2007. Our revenue was $45,850 and $314,169 for the three and nine-month periods ended September 31, 2007, respectively, versus revenue of $0 for the period from July 18, 2006 (Inception) to September 30, 2006.

We are currently focusing on generating revenue by selling our products directly to consumers through their responses to our Internet advertising and other marketing campaigns. We have been test marketing our Epil-X product using our new television infomercial. Our direct response sales operations and test marketing require that we use cash to purchase, up to two weeks in advance, promotional advertising and to purchase, up to eight weeks in advance, products that we sell. We are currently seeking funding that we plan to use for our direct response sales operation and new product marketing. We expect our ability to generate revenues will depend primarily on obtaining funds.

Gross Profit

Our gross profit was $38,148 and $213,495 for the three and nine months ended September 30, 2007 versus our gross profit of $0 for the period from July 18, 2006 (Inception) to September 30, 2006.  We started operations during the nine months ended September 30, 2007 and began generating gross profits.  Our gross profit percentages for the three and nine months ended September 30, 2007 were 83.2% and 68.0%, as compared to a gross profit percentage of 0.0% for the period from July 18, 2006 (Inception) to September 30, 2006.  We started operations during the nine months ended September 30, 2007 and began generating gross profits.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2007 were $271,174 and $911,844, respectively, as compared to $0 for the period from July 18, 2006 (Inception) to September 30, 2006.  For the three and nine months ended September 30, 2007, operating expenses were 591.4% and 290.2% of net sales, respectively, as compared to 0% for the period from July 18, 2006 (Inception) to September 30, 2006.  We started operations during the nine months ended September 30, 2007, which included hiring personnel, purchasing media advertising and incurring customer order fulfillment services.  Our fixed operating costs and selling expenses are exceeding our revenues.In addition, our fixed operating and overhead expenses were a greater percentage of revenue in the three-month period ended September 30, 2007 compared to revenue in the preceding six-month period.  In the three-month period ended September 30, 2007, management reduced direct response sales activities and was primarily focused on completing the Exchange with Med-X and obtaining additional working capital.

For the three and nine-month periods ended September 31, 2007, media advertising expense was $50,671 and $332,010, respectively.  In connection with the Exchange, for the three and nine-month periods ended September 30, 2007, we recognized a $160,557 merger expense charge consisting of $28,067 in legal fees, $32,500 for the assumption of a convertible promissory note and a $80,000 payment for consulting services.

Net Loss

Our net loss for the three and nine months ended September 30, 2007 was $233,026 and $698,349, respectively, in contrast to a net loss of $0 for the period from July 18, 2006 (Inception) to September 30, 2006.  We recently began operating our business, including efforts to market and sell our products, and revenues were not sufficient to cover our operating costs. In addition, our net loss for the three and nine-month periods ended September 31, 2007 included a one-time merger expense charge of $160,557 in connection with the Exchange. We are continuing our efforts to market and sell our products in order to generate higher sales volume and unless and until such time as we generate substantially higher sales volume, we will continue to realize net losses.

Our basic net loss per common share was $0.23 and $0.03 for the three and nine months ended September 30, 2007, respectively, as compared to a basic net loss per share of $0.00 for the period from July 18, 2006 (Inception) to September 30, 2006.

The basic weighted average number of outstanding shares was 20,207,467 and 22,340,978 for the three and nine months ended September 30, 2007 as compared to 8,000,000 for the period from July 18, 2006 (Inception) to September 30, 2006.  The increases in the weighted average number of basic shares for the three and nine month periods ended September 30, 2007 is attributed to 20,000,000 shares issued in the Exchange.  The fully diluted weighted average number of outstanding shares was 33,207,467 and 26,721,930 for the three and nine months ended September 30, 2007 as compared to 8,000,000 for the period from July 18, 2006 (Inception) to September 30, 2006.    The weighted average number of fully diluted shares includes the effect of the 13,000,000 shares that are issuable under terms of a $32,500 Convertible Promissory Note.

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficit of $30,294. We used $341,523 in cash for operations for the nine months ended September 30, 2007. Our cash flow used in operation is primarily attributable to the net loss of $698,349, an $18,000 increase in our accounts receivable and a $42,739 increase in our inventory, partially offset by a $20,000 reduction in prepayments, a $280,000 reduction in other assets for drawing down on our funds held in a non-interest bearing escrow account for the Exchange and working capital, a $65,065 increase in accounts payable and the $32,500 non-cash portion of merger expense representing the assumption of Med-X’s Convertible Promissory Note that is further described below.

On March 31, 2002, Med-X issued a non-interest bearing Convertible Promissory Note to an individual (“lender”) in exchange for advances by the lender, who is a former Med-X officer and director and one of our current shareholders.  At the lender’s option, the Convertible Promissory Note may be converted at a rate of 400 shares of our common stock for every $1.00 of outstanding note balance.  Effective with the August 30, 2007 Exchange, we reduced the $52,500 outstanding Convertible Promissory Note balance at the time by making a $20,000 payment.  The Convertible Promissory Note balance outstanding of $32,500 at September 30, 2007 may be converted into 13,000,000 shares of our common stock.

Cash flows used in investing activities for the nine months ended September 30, 2007 consisted of $31,945 that was used to produce our Epil-X television infomercial.

Cash flow for financing activities provided $380,000 for the nine months ended September 30, 2007, which consisted of $400,000 in proceeds from collection of stock subscriptions receivable partially offset by the $20,000 payment made against the Convertible Promissory Note. In December 2006, Cranston sold 120 shares of its common stock for a net average price of $6,666.67 per share. As of December 31, 2006, Cranston had a subscription receivable outstanding totaling $400,000 that was subsequently collected.

Capital for our development has been provided by Cranston’s founding shareholders. Through the period from inception (July 18, 2006) to September 30, 2007, shareholders contributed $800,000 in cash to Cranston in exchange for 120 shares of Cranston’s common stock. The capital has been or will be used to fund our introductory marketing campaigns, the acquisition of inventory and general operating expenses.

We anticipate that we need approximately $150,000 over the next twelve months that we would use to support continuing sales at the current level, which is below breakeven, and general and administrative expenses. Should we raise in excess of $150,000, we would use the funds to expand our sales and marketing activities and increase our product sales. We are actively seeking cash for operations by pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance we will be successful in our efforts. We currently have no commitments for financing. The Company's existence is dependent upon our management's ability to develop profitable operations and resolve our liquidity problems. Management anticipates we will attain profitable status and improve our liquidity through the continued developing, marketing and selling of our products, and additional equity investment in the Company. If operations and cash flows improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

By adjusting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Impact of Inflation

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Going Concern Consideration

The financial statements contained herein for the period ending September 30, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Annual Report on Form 10-KSB for the period ending December 31, 2006, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  This requirement will first apply to our annual report on Form 10-KSB for the year ending December 31, 2007.  In addition, commencing with our annual report for the year ending December 31, 2008 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404.  We can not assure you that we will be able to complete a Section 404 plan on a timely basis.  Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007, there were no other sales of unregistered securities during the quarter ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer of Med-X Systems, Inc. pursuant to Exchange Act Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer of Med-X Systems, Inc. pursuant to 18 U.S.C. 1350

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Med-X Systems, Inc.
(Registrant)

Date: November 14, 2007	/s/ Alan Moadel

Chief Executive Officer, Principal Financial and Accounting Officer

19